Form 10QSB
period 1996-03-31
THAXTON GROUP INC
filed 1996-05-07
CIK 1001430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                        Commission file number 33-97130-A

                             THE THAXTON GROUP, INC.
                 (Name of small business issuer in its charter)


       SOUTH CAROLINA                                     57-0669498
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)


              1524 PAGELAND HIGHWAY, LANCASTER SOUTH CAROLINA 29271
                    (Address of principal executive offices)

                     Issuers telephone number: 803-285-4336


Indicate by check mark whether the issuer (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                                              OUTSTANDING AT
      CLASS                                                   APRIL 24, 1996
 COMMON STOCK                                                    3,777,173

                             THE THAXTON GROUP, INC.

                                   FORM 10-QSB

                                 March 31, 1996

                                TABLE OF CONTENTS


                                                                                     PAGE NO.

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheet at March 31, 1996                          3

                  Consolidated Statements of Income for the three months
                  ended March 31, 1996 and 1995                                         4

                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 1996 and 1995                                         5

                  Notes to Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of Financial Condition          11
                  and Results of Operations

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                      17

PART I

ITEM 1.  FINANCIAL STATEMENTS



                             THE THAXTON GROUP, INC.

                           Consolidated Balance Sheet

                                 March 31, 1996

ASSETS
Cash                                                                   $        59,048

Finance receivables                                                            53,761,576
  Less: Unearned income                                                       (12,141,454)
        Allowance for credit losses                                            (1,090,326)
                                                                       -------------------------
Finance receivables, net (notes 2 and 3)                                       40,529,797

Premises and equipment, net                                                    700,249
Other assets                                                                 1,602,640
                                                                      --------------------------

                  TOTAL ASSETS                                         $    42,891,734
                                                                      ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable (note 3)                                                $    34,619,946
Accrued interest payable                                                       302,803
Other liabilities                                                              416,632
                                                                      --------------------------

                  TOTAL LIABILITIES                                         35,339,381

Common stock, $.01 par value; authorized
  50,000,000 shares, issued and
  outstanding 3,777,173 shares                                                  37,772
Additional paid-in-capital                                                   5,168,606
Retained earnings                                                            3,136,175
Deferred stock award                                                          (787,500)
Less: Treasury stock (300 shares of
                  common stock at cost)                                         (2,700)
                                                                      --------------------------

                  TOTAL STOCKHOLDERS' EQUITY                                 7,552,353
                                                                      --------------------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                       $    42,891,734
                                                                      ==========================

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income

                   Three Months Ended March 31, 1996 and 1995




                                                                        1996                             1995
                                                                        ----                             ----
Interest and fee income                                                  $3,202,385                       $1,630,758
Interest expense                                                            874,459                          407,385
                                                                  ------------------              -------------------

     NET INTEREST INCOME                                                  2,327,925                        1,223,373

Provision for credit losses                                                 478,614                          108,756
                                                                  ------------------              -------------------

     NET INTEREST INCOME AFTER PROVISION                                  1,849,311                        1,114,617
        FOR CREDIT LOSSES

Other income:
     Insurance premiums and                                                 294,059                          174,386
          commissions, net
     Other income                                                             1,300                            4,498
                                                                  ------------------              -------------------

          TOTAL OTHER INCOME                                                295,359                          178,885

Operating expenses:
     Compensation                                                           830,616                          520,311
     Telephone, postage, and supplies                                       183,527                           95,207
     Net occupancy                                                          141,455                           96,055
     Insurance                                                               42,925                           27,456
     Collection expense                                                      47,115                           27,391
     Travel                                                                  26,962                           14,338
     Professional fees                                                       21,291                            9,623
     Goodwill amortization                                                   18,867                                0
     Other                                                                  263,342                          141,330
                                                                  ------------------              -------------------

          TOTAL OPERATING EXPENSES                                        1,576,099                          931,711
                                                                  ------------------              -------------------

     NET INCOME BEFORE TAXES                                                568,571                          361,790

Income tax expense (benefit)
     Current                                                                236,067                          172,157
     Deferred                                                              (22,114)                         (30,888)
                                                                  ------------------              -------------------

          TOTAL INCOME TAX EXPENSE                                          213,953                          141,269
                                                                  -------------------              ------------------

     NET INCOME                                                           $  354,618                      $  220,522
                                                                  ===================              ==================

     EARNINGS PER SHARE                                                  $     0.09                       $     0.07
                                                                  ==================              ===================

                             THE THAXTON GROUP, INC.

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 1996 and 1995


                                                                        1996                    1995
                                                                        ----                    ----
Cash flows from operating activities                            $    391,526           $   200,592
Cash flows from investing activities                              (4,275,254)           (2,442,027)
Cash flows from financing activities                               2,114,291             2,314,185
                                                                   ---------             ---------

NET (DECREASE) INCREASE IN CASH                                   (1,769,436)               72,750

CASH AT BEGINNING OF PERIOD                                        1,828,484               248,842
                                                                  ----------               -------

CASH AT END OF PERIOD                                           $     59,048            $  321,592

                             THE THAXTON GROUP, INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995


(1)    Summary of Significant Accounting Policies

       The Thaxton Group, Inc. (the Company) is incorporated under the laws of the state of South Carolina and operates branches in South Carolina, North Carolina, Virginia and Tennessee. The Company is a diversified consumer finance company that is engaged primarily in purchasing and servicing retail installment contracts purchased from independent used car dealers and making and servicing personal loans to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. The Company provides reinsurance through a wholly-owned subsidiary, TICO Reinsurance, Ltd. (TRL). All significant intercompany accounts and transactions have been eliminated in consolidation.

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       The following is a description of the more significant accounting and reporting policies which the Company follows in preparing and presenting its financial statements.

       (a)    INTEREST AND FEE INCOME

              Interest income from finance receivables is recognized using the interest (actuarial) method on an accrual basis. Accrual of income on finance receivables continues until the receivable is either paid off in full or is charged off. Fee income consists primarily of late fees which are credited to income when they become due from borrowers. For receivables which are renewed, interest income is recognized using a method similar to the interest (actuarial) method.

       (b)    ALLOWANCE FOR CREDIT LOSSES

              Additions to the allowance for credit losses are based on management's evaluation of the finance receivable portfolio based on current economic conditions, overall portfolio quality, charge-off experience, and such other factors which in management's judgment, deserve recognition in estimating credit losses. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible or six months has elapsed since the date of the last payment, whichever occurs first. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

       (c)    NON-FILE INSURANCE

              Non-file insurance is written in lieu of recording and perfecting the Company's security interest in the assets pledged on certain loans. Non-file insurance premiums are collected from the borrower on certain loans at inception and renewal and are remitted directly to an insurance company. Certain losses related to such loans, which are not recoverable through life, accident and health, or property insurance claims, are reimbursed through non-file insurance claims subject to policy limitations. Any remaining losses are charged to the allowance for credit losses.

       (d)    PREMISES AND EQUIPMENT

              Premises and equipment are reported at cost less accumulated depreciation which is computed using the straight-line method for financial reporting and accelerated methods for tax purposes. Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

       (e)    INSURANCE

              The Company remits a portion of credit life, accident and health, property and auto insurance premiums written in connection with certain loans to an unaffiliated insurance company at the time of origination. Any portion of the premiums remitted to this insurance company which are not required to cover their administrative fees or to pay reinsurance claims expense are returned to the Company through its reinsurnance subsidiary, TRL, and are included in insurance premiums and commissions in the accompanying consolidated statements of income. Unearned insurance commissions are accreted to income over the life of the related insurance contracts using a method similar to that used for the recognition of finance charges.

       (f)    EMPLOYEE SAVINGS PLAN

              The Company offers a payroll deduction savings plan to all its employees. The Company pays interest monthly at an annual rate of 10% on the prior months ending balance. Employees may withdraw savings on demand.

       (g)    INCOME TAXES

              The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              Effective January 1, 1993, the Company adopted Statement 109 and has reported a favorable but immaterial impact as a component of the 1993 income tax provision for the cumulative effect of the change in the method of accounting.

        (h)   EARNINGS PER SHARE

              Earnings per share is calculated using the weighted average shares outstanding adjusted for the 10,025.48 for one stock split declared by the board of directors on September 8, 1995. All share and per share data have been retroactively adjusted for the stock split.

       (i)    INTANGIBLE ASSETS

              Intangible assets include the premium paid to acquire Eagle Premium Finance which is amortized on a straight-line basis over 10 years.

       (j)     INTERIM UNAUDITED FINANCIAL STATEMENTS

              Information with respect to March 31, 1996 and 1995, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of Company.

(2)    Finance Receivables

       Finance receivables consisted of the following at March 31, 1996 and 1995:

                                                                                         1996              1995
                                                                                         ----              ----
           Consumer                                                              $     47,004,521         22,233,846
           Real estate secured                                                            820,323          1,015,360
           Insurance premium finance                                                    5,672,881          1,754,228
           Wholesale loans                                                                263,851            227,855
                                                                                   --------------     --------------
                  Total finance receivables                                            53,761,576         25,231,289
           Unearned interest                                                          (11,812,494)        (5,700,824)
           Unearned insurance premiums, net                                              (328,960)          (193,846)
           Allowance for credit losses                                                 (1,090,326)          (432,417)
                                                                                   --------------     --------------
           Finance receivables, net                                              $     40,529,797         18,904,203
                                                                                   ==============     ==============

       Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $3,276,463 and $333,730, respectively, at March 31, 1996 and approximately $1,396,600 and $132,007, respectively, at March 31, 1995.

       With holdback arrangements, an auto dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the holdback amounts, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $24,469,478 and $1,153,450, respectively, at March 31, 1996 and approximately $8,293,174 and $602,177, respectively, at March 31, 1995.

       The purchase discounts and holdback amounts have been included in unearned interest.

       At March 31, 1996, there were no significant concentrations of receivables in any type of property or to one borrower.

         These receivables are pledged as collateral for a line of credit agreement.

       Changes in the allowance for credit losses for the three months ended March 31, 1996 and 1995 were as follows:


                                                                      1996                1995
                                                                      ----                ----
           Beginning balance                                   $      908,800             424,425
           Valuation allowance for acquired loans                      34,193                  -
           Provision for credit losses                                478,614             108,756
           Charge-offs                                               (398,754)           (140,605)
           Recoveries                                                  67,473              39,841
                                                                 ------------        ------------
           Net charge-offs                                           (325,931)           (100,764)
                                                                 ------------        ------------
           Ending balance                                      $    1,090,326             432,417
                                                                 ============        ============

       The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(3)    Indebtedness

       At March 31, 1996, the Company maintained a line of credit agreement with a commercial finance company for $50 million maturing on February 28, 1998. Of this amount, approximately $16.2 million was available at March 31, 1996. Borrowings under this arrangement bear interest at the lender's prime rate plus a specified percentage, payable monthly. The carrying amount of this financial instrument approximates market value.

       The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements. Also, the agreement prohibits the company from declaring or paying any dividends upon any shares of its capital stock without prior approval. As of March 31, 1996, it is management's opinion that the Company met all such ratios and requirements.

       The Company also had borrowings from a credit insurance company which totaled $500,000 at March 31, 1996 and $300,000 at March 31, 1995.
       Borrowings at March 31, 1996 consisted of a $500,000 note maturing in May 1998 and bearing interest at prime plus 2% and is reset quarterly. The carrying amount of this financial instrument approximates market value.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Thaxton Group, Inc.(the "Company") is a diversified consumer finance company that, operating in South Carolina, North Carolina, Virginia and Tennessee under the name "TICO Credit Company," is engaged primarily in purchasing and servicing retail installment contracts ("Automobile Sales Contracts") originated by independent used automobile dealers ("Dealers") and making and servicing personal loans ("Direct Loans") to persons with limited credit histories, low incomes or past credit problems ("Non-prime Borrowers"). Under the name "TICO Premium Finance Company" in North Carolina and South Carolina the Company finances insurance premiums ("Premium Finance Contracts"), primarily for personal lines of insurance purchased by Non-prime Borrowers through independent agents ("Premium Finance"). A subsidiary of the Company is engaged in Premium Finance in Virginia under the name "Eagle Premium Finance". The Company, as agent, also sells various insurance products (primarily credit life and credit accident and health) in conjunction with the purchase of Automobile Sales Contracts or the making of Direct Loans.

The Company believes the best opportunities for continued growth in its Automobile Sales Contract and Direct Loan portfolios lie in the opening of new branch offices in small to medium-sized markets in the states where the Company presently operates and contiguous states that management believes to be under served by its competitors. The Company plans to open two branch offices in 1996 and three in 1997. The Company estimates that the capital expenditure necessary for opening each new branch office is approximately $21,000. While there are certain risks associated with such expansion, the Company believes that its ability to identify and retain branch management personnel having established relationships with Dealers, its expertise in extending and servicing credit to Non-prime Borrowers and other factors will enable it to manage anticipated growth in its branch office network and in its Automobile Sales Contract and Direct Loan portfolios. The Company will continue to expand its Premium Finance Contract portfolio by establishing and broadening relationships with insurance agencies having a client base in need of premium financing. The Company also periodically may make bulk purchases of Automobile Sales Contracts and Premium Finance Contracts if such purchases are deemed beneficial to the Company's competitive position and portfolio mix.

PROFITABILITY

         The following table sets forth certain data relating to the Company's profitability.



                                               For the Three Months Ended March 31,
                                                      199                   1995
 Average Net Finance Receivables(1)             $39,636,208          $17,951,557
 Average notes payable (1)                       33,382,553           15,584,075

 Interest and fee income                          3,202,385            1,630,758
 Interest expense                                   874,459              407,385
                                               ------------          -----------
 Net interest income                              2,327,926            1,223,373

 Average interest rate earned(1)                    32.32%               36.34%
 Average interest rate paid(1)                     10.48                10.46
                                                   -----                -----
 Net interest rate spread                          21.84                25.88

 Net interest margin(2)                             23.49%               27.26%

- - ------------
(1) Averages are computed using month-end balances during the periods presented.
(2) Net interest margin represents net interest income divided by average Net Finance Receivables.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

      Finance Receivables at March 31, 1996 were $53,761,576 versus $25,231,289 at March 31, 1995, a 113% increase. The primary component of this increase was Automobile Sales Contracts, which increased from $13,430,802 at March 31, 1995 to $34,517,347 at March 31, 1996, or 157%. The Company opened four branch offices in 1995, which generated a significant volume of Automobile Sales Contracts in 1996. Premium Finance Contracts were up 223%, primarily due to the purchase of Eagle Premium Finance in September of 1995.

      Unearned income at March 31, 1996 was $12,141,454 versus $5,894,669 at March 31, 1995, a 106% increase which was directly related to the higher volume of Automobile Sales Contract originations during 1996 and the dealer reserves associated therewith. The provision for credit losses established for the three months ended March 31, 1996 was $478,614, versus $108,756 for 1995. The increase in the provision was due to the increase in receivables outstanding as well as more conservative reserving practices. The allowance for credit losses as a percentage of average Net Finance Receivables increased from 2.41% at March 31, 1995 to 2.75% at March 31, 1996.

      The growth in finance receivables during the three months ended March 31, 1996 versus the comparable period in 1995 resulted in higher levels of interest and fee income. Interest and fee income for the three months ended March 31, 1996 was $3,202,385, versus $1,630,758 for the three months ended March 31, 1995, a 96% increase. Interest expense also was higher, increasing to $874,459 for the three months ended March 31, 1996 versus $407,385 for the three months ended March 31, 1995, a 115% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations.

      Net interest income for the three months ended March 31, 1996 increased to $2,327,925 from $1,223,373 for the comparable period of 1994, a 90% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 16% decrease in net interest spread for the three months ended March 31, 1996 versus 1995.

      Insurance commissions net of insurance cost increased to $294,059 for the three months ended March 31, 1996 from $174,386 for 1995, a 69% increase primarily due to the higher levels of Automobile Sales Contract originations, the triggering event for most sales of insurance products to borrowers.

      Operating expenses increased from $931,711 for the three months ended March 31, 1995 to $1,576,099 for 1996, a 69% increase. The increase in expenses was due to opening new offices and expenses incurred related to being a public company, including one additional executive officer, in addition to a general increase in costs associated with administering a significantly larger finance receivable portfolio.

      Net income increased to $354,618 for the three months ended March 31, 1996 from $220,522 for 1995. The increase in net income was due to higher levels of net interest and insurance income, partially offset by higher loss provisions and expenses.

      Stockholders' equity increased from $2,177,209 at March 31, 1995 to $7,552,353 at March 31, 1996, a 247% increase, as a result of the proceeds of the initial public offering, conversion of subordinated debt to equity, and retained earnings from after tax profits during the period.

FINANCIAL CONDITION AT MARCH 31, 1996 AND DECEMBER 31, 1995

      Cash decreased from $1,828,484 at December 31, 1995 to $59,048 at March 31, 1996, due to the use of the proceeds from the initial public offering being used to pay down the Company's Revolving Credit Facility.

      Finance receivables at March 31, 1996 were $53,761,576 compared to $49,252,834 at December 31, 1995, an increase of 9.2%. The primary component of this increase was Automobile Sales Contracts, which increased $2,061,693, or 6.3%.

      Unearned income increased from $11,550,232 at December 31, 1995 to $12,141,454 at March 31, 1996, a 5.1% increase. The allowance for credit losses increased from $908,800 at December 31, 1995 to $1,090,326 at March 31, 1996, an increase of 20%. The increase was due to the increase in receivables outstanding as well as more conservative reserving practices.

      Stockholders' equity increased from $7,177,890 at December 31, 1995 to $7,552,353 at March 31, 1996, a 5.2% increase, as a result of retained earnings from after tax profits during the period.

CREDIT LOSS EXPERIENCE

      Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the expected future losses of principal and interest in the existing finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral and management's judgement are factors used in assessing the overall adequacy of the allowance and resulting provision for credit losses. The Company's charge-off policy is based on an account by account review of delinquent receivables. Losses on finance receivables secured by automobiles are recognized at the time the collateral is repossessed. Other finance receivables are charged off when they become contractually past due 180 days, unless extenuating circumstances exist leading management to believe such finance receivables will be collectible. Finance receivables may be charged off prior to the normal charge-off period if management deems them to be uncollectible.

     The following table sets forth the Company's allowance for credit losses at March 31, 1996, and 1995 and the credit loss experience over the periods presented.


                                                                    At or for the Three Months Ended March 31,
                                                                         1996                      1995
 Average net finance receivables(1)                                 $39,636,208                $17,951,557
 Allowance for credit losses                                          1,090,326                    432,417
 Allowance for credit losses as a percentage of                           2.75%                      2.41%
 average net finance receivables (1)
 Dealer reserves and discounts on bulk purchases                     $1,487,180                   $734,184
 Dealer reserves and discounts on bulk purchases as                       5.85%                      5.97%
 percentage of Automobile Sales Contracts at period
 end(2)
 Allowance for credit losses and dealer reserves and                      6.50%                      6.50%
 discount on bulk purchases as a percentage of
 average finance receivables (1)
 Provision for credit losses                                           $478,614                   $108,756
 Charge-offs (net of recoveries)                                        325,931                    100,764
 Charge-offs (net of recoveries) as a percentage of                       3.29%                      2.25%
 average net finance receivables (1)

- - ---------------------
(1) Averages are computed using month-end balances of Net Finance Receivables during the period presented.
(2) Percentages are computed using Automobile Sales Contracts, net of unearned finance charges only.

      The following table presents an allocation of the Company's reserves and allowances for credit losses, by type of receivable. The allowance for credit losses has been allocated on an approximate basis between Direct Loans and Premium Finance Contracts because losses on Automobile Sales Contracts are charged against dealer reserves if the originating dealer's Specific Reserve Account is adequate to cover the loss. The entire allowance is, however, available to absorb losses occurring on any type of finance receivable. The allocation is not indicative of future losses.


                                                                                    At March 31,
                                                                                1996             1995
 Dealer reserves and discounts on bulk purchases on Automobile            $1,487,180         $734,184
 Sales Contracts Allowance for credit losses:
   Direct Loans                                                              773,577          369,336
   Premium Finance Contracts                                                 316,749           63,081
                                                                             -------           ------
       Subtotal                                                            1,090,326          432,417
                                                                           ---------          -------
       Total                                                              $2,577,506       $1,166,601

      The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                                                  At March 31,
                                                                            1996                 1995
 Automobile Sales Contracts and Direct Loans contractually                 $339,977             $214,566
 past due 90 days or more(1)

 Automobile Sales Contracts and Direct Loans (1)                         36,229,145           18,193,785
 Automobile Sales Contracts and Direct Loans contractually                     .94%                1.18%
 past due 90 days or more as a percentage of Automobile
 Sales  Contracts and Direct Loans

- - -------------------------
(1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

      The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:



                                                                    At March 31,
                                                             1996                  1995
 Premium finance contracts contractually                 $124,150               $28,460
 past due 60 days or more(1)
 Premium finance contracts outstanding(1)               5,390,978             1,535,252
 Premium finance contracts contractually                    2.30%                 1.85%
 past due 60 days or more as a percentage
 of premium finance contracts

- - -------------------------------------------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases

LIQUIDITY AND CAPITAL RESOURCES

      The Company generally finances its operations and new offices through cash flow from operations and borrowings under the Revolving Credit Facility. On February 23, 1996 the Company and its primary lender agreed to amend the Revolving Credit Facility to provide for borrowings of up to $50 million through February 28, 1998, an increase of $15 million. As of March 31, 1996, $33,833,000 was outstanding under the Revolving Credit Facility and there was $16,167,000 available for additional borrowing. Funds borrowed under the Revolving Credit Facility bear interest at a rate equal to a designated prime rate plus a fixed percentage. The amended Revolving Credit Facility provides for a lower fixed percentage over prime than did the previous agreement. Amounts outstanding may not exceed specified percentages of eligible finance receivables. The Revolving Credit Facility imposes several financial and other covenants, including leverage tests, dividend restrictions, and minimum net worth requirements. The Company does not believe these covenants will materially limit its business or its expansion strategy.

      Although the Company's recent public offering of common stock did not raise sufficient capital to fully implement the Company's long-term business and growth strategy, management believes that the recent increase in the maximum borrowings under the Revolving Credit Facility, in addition to cash expected to be generated from operations, will provide the resources necessary to pursue its strategy through 1996. The company is currently investigating several options for raising additional funds to support growth in future years. The Company's ability to continue its business and growth strategy beyond 1996 may be limited if its efforts to raise additional capital are unsuccessful.

PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)         EXHIBITS

            Information in response to this item is incorporated by reference from the attached Index to Exhibits.

(B)         REPORTS ON FORM 8-K

            There were no reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE THAXTON GROUP, INC.
                                    (Registrant)


Date: April 30, 1996                /s/JAMES D. THAXTON
James D. Thaxton
                                    President and Chief Executive Officer

Date: April 30, 1996                /s/KENNETH H. JAMES
                                    Kenneth H. James
                                    Vice President, Secretary, and
                                    Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT NO.                          DESCRIPTION                                            PAGE NO.

 2        Stock Purchase Agreement, dated as of September 1, 1995 with Eagle Premium          --
          Finance Company, Inc.(1)
 3.1      Amended and Restated Articles of Incorporation of The Thaxton Group, Inc.(1)        --
 3.2      Bylaws of the Thaxton Group,Inc.(1)                                                 --
10.1      Amended and Restated Loan and Security Agreement dated March 27, 1995 between       --
          Finova Capital Corporation and the Company(1)
10.2      Loan Agreement dated May 16, 1994 between the American Bankers Insurance            --
          Company of Florida and the Company(1)
10.3      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Thaxton Insurance Group(1)
10.4      Promissory note dated April 1, 1995 payable in the amount of $165,000 to C. L.      --
          Thaxton, Sr. (1)
10.5      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Katherine D. Thaxton(1)
10.6      Promissory note dated April 1, 1995 payable in the amount of $35,000 to             --
          Katherine D. Thaxton (1)
10.7      Promissory note dated May 1, 1995 payable in the amount of $350,000 to Thaxton      --
          Insurance Group(1)
10.8      Promissory note dated August 21, 1995 payable in the amount of $100,000 to          --
          Katherine D. Thaxton(1)
10.9      Security Agreement dated January 19, 1995 between the Company and Oakland Auto      --
          Sales, including Guaranty by Thaxton Insurance Group, Inc.(1)
10.10     Form of Restricted Stock Award between the Company and Robert L Wilson              --
10.11     The Thaxton Group, Inc. 1995 Stock Incentive Plan(1)                                --
10.12     The Thaxton Group, Inc. Employee Stock Purchase Plan(1)                             --
10.13     Form of Note Conversion Agreement(1)                                                --
10.14     Amended and Restated Schedule to Loan and Security Agreement dated February 23,     --
          1996 between Finova Capital Corporation and the Company(2)
10.15     Incentive Stock Option Agreement between  Kenneth H. James and the Company (2)      --
10.16     Incentive Stock Option Agreement between James A. Cantley and the Company(2)        --
10.17     Loan Agreement dated March 18, 1996 between the American Bankers Insurance          --
          Company of Florida and the Company(2)
11        Statement re: computation of per share earnings                                      8
21        Subsidiaries of The Thaxton Group, Inc. (1)                                         --

- - -----------------------------------
(1) Incorporated by reference from Registration Statement on Form SB-2, Commission File No. 33-97130-A
(2) Incorporated by reference from 1995 Annual Report on Form 10-KSB