Form 10QSB
period 1996-06-30
THAXTON GROUP INC
filed 1996-08-07
CIK 1001430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                                    OUTSTANDING AT
          CLASS                                      JULY 24, 1996
      COMMON STOCK                                    3,778,863

                             THE THAXTON GROUP, INC.

                                   FORM 10-QSB

                                  June 30, 1996

                                TABLE OF CONTENTS

                                                                                    PAGE NO.

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheet as of June 30, 1996                        3

                  Consolidated Statements of Income for the three months
                  ended June 30, 1996 and 1995                                          4

                  Consolidated Statements of Income for the six months
                  ended June 30, 1996                                                   5

                  Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1996 and 1995                                          6

                  Notes to Consolidated Financial Statements                            7

         Item 2.  Management's Discussion and Analysis of Financial Condition          13
                  and Results of Operations

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                      17

PART I

ITEM 1.  FINANCIAL STATEMENTS

                             THE THAXTON GROUP, INC.

                           Consolidated Balance Sheet

                                  June 30, 1996



ASSETS

Cash                                                           $    331,450

Finance receivables                                              57,690,575
  Less: Unearned income                                         (13,099,685)
        Allowance for credit losses                              (1,130,935)
                                                               ------------
Finance receivables, net (notes 2 and 3)                         43,459,955

Premises and equipment, net                                         768,771
Other assets (note 4)                                             1,889,961
                                                               ------------

                  TOTAL ASSETS                                 $ 46,450,137
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable (note 3)                                         $ 37,482,946
Accrued interest payable                                            323,068
Other liabilities                                                   625,146
                                                               ------------

                  TOTAL LIABILITIES                              38,431,160

Common stock, $.01 par value; authorized
  50,000,000 shares, issued and
  outstanding 3,778,863 shares                                       37,789
Additional paid-in-capital                                        5,185,489
Retained earnings                                                 3,563,399
Deferred stock award                                               (765,000)
Less: Treasury stock (300 shares of
                  common stock at cost)                              (2,700)
                                                               ------------

                  TOTAL STOCKHOLDERS' EQUITY                      8,018,977
                                                               ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 46,450,137
                                                               ============

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income

                    Three Months Ended June 30, 1996 and 1995


                                                                        1996                             1995
                                                                        ----                             ----
Interest and fee income                                                  $3,345,910                       $1,964,494
Interest expense                                                            916,500                          572,304
                                                                  ------------------              -------------------

     NET INTEREST INCOME                                                  2,429,410                        1,392,190

Provision for credit losses                                                 367,326                          316,233
                                                                  ------------------              -------------------

     NET INTEREST INCOME AFTER PROVISION                                  2,062,084                        1,075,957
        FOR CREDIT LOSSES

Other income:
     Insurance premiums and                                                 219,656                           94,066
          commissions, net
     Other income                                                               -0-                            4,489
                                                                  ------------------              -------------------

          TOTAL OTHER INCOME                                                219,656                           98,955

Operating expenses:
     Compensation                                                           861,168                          566,743
     Telephone, postage, and supplies                                       168,672                          133,539
     Net occupancy                                                          147,432                          102,519
     Insurance                                                               44,779                           27,399
     Collection expense                                                      47,303                           31,118
     Travel                                                                  32,555                           13,598
     Professional fees                                                       35,172                           11,345
     Goodwill amortization                                                   14,514                              -0-
     Other                                                                  245,819                           58,273
                                                                  ------------------              -------------------

          TOTAL OPERATING EXPENSES                                        1,597,414                          944,534
                                                                  ------------------              -------------------

     NET INCOME BEFORE TAXES                                                684,326                          230,378

Income tax expense (benefit)
     Current                                                                257,087                           14,388
     Deferred                                                                    16                           24,946
                                                                  ------------------              -------------------

          TOTAL INCOME TAX EXPENSE                                          257,103                           39,332
                                                                  -------------------              ------------------

     NET INCOME                                                           $  427,223                      $  191,046
                                                                  ===================              ==================

     EARNINGS PER SHARE                                                        $.11                             $.06
                                                                  ==================              ===================


                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income

                     Six Months Ended June 30, 1996 and 1995


                                                                        1996                             1995
                                                                        ----                             ----
Interest and fee income                                                  $6,548,294                       $3,595,252
Interest expense                                                          1,790,959                          979,689
                                                                  ------------------              -------------------

     NET INTEREST INCOME                                                  4,757,335                        2,615,563

Provision for credit losses                                                 845,940                          424,989
                                                                  ------------------              -------------------

     NET INTEREST INCOME AFTER PROVISION                                  3,911,395                        2,190,574
        FOR CREDIT LOSSES

Other income:
     Insurance premiums and                                                 513,715                          268,452
          commissions, net
     Other income                                                             1,300                            9,387
                                                                  ------------------              -------------------

          TOTAL OTHER INCOME                                                515,015                          277,839

Operating expenses:
     Compensation                                                         1,691,782                        1,087,054
     Telephone, postage, and supplies                                       352,199                          228,746
     Net occupancy                                                          288,886                          198,574
     Insurance                                                               87,705                           54,855
     Collection expense                                                      94,418                           58,509
     Travel                                                                  59,517                           27,936
     Professional fees                                                       56,462                           20,968
     Goodwill amortization                                                   33,381                                0
     Other                                                                  509,163                          199,603
                                                                  ------------------              -------------------

          TOTAL OPERATING EXPENSES                                        3,173,513                        1,876,245
                                                                  ------------------              -------------------

     NET INCOME BEFORE TAXES                                              1,252,897                          592,168

Income tax expense (benefit)
     Current                                                                493,154                          186,542
     Deferred                                                              (22,098)                          (5,942)
                                                                  ------------------              -------------------

          TOTAL INCOME TAX EXPENSE                                          471,056                          180,600
                                                                  -------------------              ------------------

     NET INCOME                                                           $  781,841                      $  411,568
                                                                  ===================              ==================

     EARNINGS PER SHARE                                                        $.21                             $.13
                                                                  ==================              ===================


                             THE THAXTON GROUP, INC.

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 1996 and 1995



                                                                        1996                    1995
                                                                        ----                    ----
Cash flows from operating activities                            $    118,301           $   799,100
Cash flows from investing activities                              (6,595,281)           (7,572,834)
Cash flows from financing activities                               4,979,946             6,648,233
                                                                   ---------             ---------

NET (DECREASE) INCREASE IN CASH                                   (1,497,034)             (125,501)

CASH AT BEGINNING OF PERIOD                                        1,828,484               248,842
                                                                  ----------               -------

CASH AT END OF PERIOD                                           $    331,450            $  123,341

                                                            ==========================================

                             THE THAXTON GROUP, INC.

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995


(1)    Summary of Significant Accounting Policies

       The Thaxton Group, Inc. (the Company) is incorporated under the laws of the state of South Carolina and operates branches in South Carolina, North Carolina, Virginia, Georgia and Tennessee. The Company is a diversified consumer finance company that is engaged primarily in purchasing and servicing retail installment contracts purchased from independent used car dealers and making and servicing personal loans to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. The Company provides reinsurance through a wholly-owned subsidiary, TICO Reinsurance, Ltd. (TRL). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

       (a)    INTEREST AND FEE INCOME

              Interest income from finance receivables is recognized using the interest (actuarial) method on an accrual basis. Accrual of income on finance receivables continues until the receivable is either paid off in full, is charged off, or, in the case of Automobile Sales Contracts, the collateral is repossessed. Fee income consists primarily of late fees which are credited to income when they become due from borrowers. For receivables which are renewed, interest income is recognized using a method similar to the interest (actuarial) method.

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

       (e)    INSURANCE

              The Company remits a portion of credit life, accident and health, property and auto insurance premiums written in connection with certain loans to an unaffiliated insurance company at the time of origination. Any portion of the premiums remitted to this insurance company which are not required to cover their administrative fees or to pay reinsurance claims expense are returned to the Company through its reinsurance subsidiary, TRL, and are included in insurance premiums and commissions in the accompanying consolidated statements of income. Unearned insurance commissions are accreted to income over the life of the related insurance contracts using a method similar to that used for the recognition of finance charges.

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

       (j)     INTERIM UNAUDITED FINANCIAL STATEMENTS

              Information with respect to June 30, 1996 and 1995, and the three and six month periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments(which include only normal recurring adjustments) necessary for the fair presentation of the operations of Company.

(2)    Finance Receivables

       Finance receivables consisted of the following at June 30, 1996 and 1995:


                                                                    1996                       1995
                                                                    ----                      -----
               Consumer                                          $52,213,613               28,763,712
               Real estate secured                                   673,187                  819,572
               Insurance premium finance                           4,488,803                2,644,066
               Wholesale loans                                       314,971                  211,434
                                                                     -------                  -------

                    Total finance receivables                     57,690,575               32,438,784

               Unearned interest                                (12,563,609)              (7,686,406)
               Unearned insurance premiums, net                    (536,076)                (247,627)
               Allowance for credit losses                       (1,130,935)                (641,342)
                                                                 -----------                ---------

                    Finance receivables, net                     $43,459,955               23,863,409
                                                                 ===========               ==========


       Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $3,683,750 and $389,225, respectively, at June 30, 1996 and approximately $1,674,000 and $152,000, respectively, at June 30, 1995.

        With holdback arrangements, an auto dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the holdback amounts, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $28,372,925 and $1,320,250, respectively, at June 30, 1996 and approximately $12,715,000 and $784,000, respectively, at June 30, 1995.

       At June 30, 1996, $1,221,475 of the purchase discounts and holdback amounts were included in unearned interest, and $488,000 of purchase discounts and holdback amounts were netted against repossessions and included in other assets. At June 30, 1995, $871,472 of the purchase discounts and holdback amounts were included in unearned interest, and $65,000 of purchase discounts and holdback amounts were netted against repossessions and included in other assets.

       At June 30, 1996, there were no significant concentrations of receivables in any type of property or from one borrower.

         These receivables are pledged as collateral for a line of credit agreement.

       Changes in the allowance for credit losses for the six months ended June 30, 1996 and 1995 were as follows:


                                                                      1996                1995
                                                                      ----                ----
           Beginning balance                                   $      908,800             424,425
           Valuation allowance for acquired loans                      28,842              32,986
           Provision for credit losses                                845,940             424,989
           Charge-offs                                               (788,368)           (303,439)
           Recoveries                                                 135,721              62,381
                                                                 ------------            --------
           Net charge-offs                                           (652,647)           (241,058)
                                                                 ------------        ------------
           Ending balance                                      $    1,130,935             641,342
                                                                 ============        ============

       The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(3)    Indebtedness

       At June 30, 1996, the Company maintained a line of credit agreement with a commercial finance company for $50 million maturing on February 28, 1998. Of this amount, approximately $13.3 million remained at June 30, 1996. Borrowings under this arrangement bear interest at the lender's prime rate plus a specified percentage, payable monthly. The carrying amount of this financial instrument approximates market value.

       The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements. Also, the agreement prohibits the company from distributing more than 75% of it's net income. As of June 30, 1996, it is management's opinion that the Company met all such ratios and requirements.

       The Company also had borrowings from a credit insurance company which totaled $500,000 at June 30, 1996 and $300,000 at June 30, 1995.
       Borrowings at June 30, 1996 consisted of a $500,000 note maturing in May 1998 and bearing interest at prime plus 2% reset quarterly. The carrying amount of this financial instrument approximates market value.

(4)      Non-earning Assets

       As of June 30, 1996, the Company began to classify repossessed automobiles as non-earning assets and include them in other assets at realizable value. Previously, repossessed units had been included in finance receivables, adjusted to realizable value by dealer reserves and holdback amounts included in unearned interest. Amounts receivable related to repossessed automobiles and related dealer reserves and holdback amounts included in other assets at June 30, 1996 and 1995 were as follows:

                                                         1996             1995
                                                         ----            -----
              Amounts receivable related to
                repossessed automobiles               $1,106,363        152,165
              Dealer reserves and holdbacks             (488,000)       (65,000)
                                                     ------------      ---------

              Realizable value                         $ 618,363         87,165
                                                     ===========        =======

       All June 30, 1995 amounts have been restated to reflect this treatment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Thaxton Group, Inc.(the "Company") is a diversified consumer finance company that, operating in South Carolina, North Carolina, Virginia, Georgia and Tennessee under the name "TICO Credit Company," is engaged primarily in purchasing and servicing retail installment contracts ("Automobile Sales Contracts") originated by independent used automobile dealers ("Dealers") and making and servicing personal loans ("Direct Loans") to persons with limited credit histories, low incomes or past credit problems ("Non-prime Borrowers"). Under the name "TICO Premium Finance Company" in North Carolina and South Carolina the Company finances insurance premiums ("Premium Finance Contracts"), primarily for personal lines of insurance purchased by Non-prime Borrowers through independent agents ("Premium Finance"). A subsidiary of the Company is engaged in Premium Finance in Virginia under the name "Eagle Premium Finance". The Company, as agent, also sells various insurance products (primarily credit life and credit accident and health) in conjunction with the purchase of Automobile Sales Contracts or the making of Direct Loans.

      The Company believes the best opportunities for continued growth in its Automobile Sales Contract and Direct Loan portfolios lie in the opening of new branch offices in small to medium-sized markets in the states where the Company presently operates and contiguous states that management believes to be under served by its competitors. The Company opened an office in Augusta, Georgia during the second quarter of 1996, and plans to open one or more additional branch offices in 1996 and three or more in 1997. The Company estimates that the capital expenditure necessary for opening each new branch office is approximately $21,000. While there are certain risks associated with such expansion, the Company believes that its ability to identify and retain branch management personnel having established relationships with Dealers, its expertise in extending and servicing credit to Non-prime Borrowers and other factors will enable it to manage anticipated growth in its branch office network and in its Automobile Sales Contract and Direct Loan portfolios. The Company will continue to expand its Premium Finance Contract portfolio by establishing and broadening relationships with insurance agencies having a client base in need of premium financing. The Company also periodically may make bulk purchases of Automobile Sales Contracts and Premium Finance Contracts if such purchases are deemed beneficial to the Company's competitive position and portfolio mix.

PROFITABILITY

         The following table sets forth certain data relating to the Company's profitability.



                                        For the Three Months           For the Six Months
                                            Ended June 30                 Ended June 30
                                            -------------                --------------
                                         1996          1995            1996            1995
                                         ----          ----            ----            ----
Average Net Finance Receivables(1)   $42,521,187    $22,493,642    $40,701,351    $20,510,573
Average notes payable                 36,379,696     19,984,347     34,918,435     17,837,453

Interest and fee income                3,345,910      1,964,494      6,548,295      3,595,252
Interest expense                         916,500        572,304      1,790,959        979,689
                                     -----------    -----------    -----------    -----------
Net interest income                    2,429,410      1,392,190      4,757,335      2,615,563

Average interest rate earned(1)            31.48%         34.93%         32.18%         35.06%
Average interest rate paid(1)              10.08          11.46          10.26          10.98
                                     -----------    -----------    -----------    -----------
Net interest spread                        21.40          23.47          21.92          24.08

Net interest margin(2)                     22.85%         24.76%         23.38%         25.50%

- ------------
(1) Averages are computed using month-end balances during the periods presented.

(2) Net interest margin represents net interest income divided by average Net Finance Receivables.

FINANCIAL CONDITION AT JUNE 30, 1996 AND 1995

      Finance Receivables at June 30, 1996 were $57,690,575 versus $32,438,784 at June 30, 1995, a 78% increase. The primary component of this increase was Automobile Sales Contracts, which increased from $20,691,067 at June 30, 1995 to $39,632,179 at June 30, 1996, or 90%. The Company opened four branch offices in 1995 and one in 1996 dedicated to Automobile Sales Contract Origination, which generated a significant volume of Automobile Sales Contracts in 1996. Premium Finance Contracts were up 75%, primarily due to the purchase of Eagle Premium Finance in September of 1995.

      Unearned income at June 30, 1996 was $13,099,685 versus $7,934,033 at June 30, 1995, a 65% increase which was directly related to the higher volume of Automobile Sales Contract originations during 1996 and the dealer reserves associated therewith.

      The allowance for credit losses as a percentage of average Net Finance Receivables decreased from 2.85% at June 30, 1995 to 2.66% at June 30, 1996, due to the increase in the relative portion of Automobile Sales Contracts in the portfolio. Automobile Sales Contracts carry a lower allowance due to the loss coverage provided by dealer reserves.

      Stockholders' equity increased from $2,368,256 at June 30, 1995 to $8,018,977 at June 30, 1996, a 239% increase, as a result of the proceeds of the initial public offering, conversion of subordinated debt to equity, and retained earnings from after tax profits during the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

      The growth in finance receivables during the three months ended June 30, 1996 versus the comparable period in 1995 resulted in higher levels of interest and fee income. Interest and fee income for the three months ended June 30, 1996 was $3,345,910, versus $1,964,494 for the three months ended June 30, 1995, a 70% increase. Interest expense also was higher, increasing to $916,500 for the three months ended June 30, 1996 versus $572,304 for the three months ended June
30, 1995, a 60% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations.

      Net interest income for the three months ended June 30, 1996 increased to $2,429,410 from $1,392,190 for the comparable period of 1994, a 75% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 9% decrease in net interest spread for the three months ended June 30, 1996 versus 1995.

      The provision for credit losses established for the three months ended June 30, 1996 was $367,326, versus $316,233 for 1995. The increase in the provision was due to the increase in receivables outstanding as well as more conservative reserving practices.

      Insurance commissions net of insurance cost increased to $219,656 for the three months ended June 30, 1996 from $94,066 for 1995, a 134% increase primarily due to the higher levels of Automobile Sales Contract originations, the triggering event for most sales of insurance products to borrowers.

      Operating expenses increased from $944,534 for the three months ended June 30, 1995 to $1,597,414 for 1996, a 69% increase. The increase in expenses was due to opening new offices and expenses incurred related to being a public company, including one additional executive officer, in addition to a general increase in costs associated with administering a significantly larger finance receivable portfolio.

      Net income increased to $427,233 for the three months ended June 30, 1996 from $191,046 for 1995. The increase in net income was due to higher levels of net interest and insurance income, partially offset by higher loss provisions and expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

      The growth in finance receivables during the three months ended June 30, 1996 versus the comparable period in 1995 resulted in higher levels of interest and fee income. Interest and fee income for the six months ended June 30, 1996 was $6,548,294, versus $3,595,252 for the six months ended June 30, 1995, an 82% increase. Interest expense also was higher, increasing to $1,790,959 for the six months ended June 30, 1996 versus $979,689 for the six months ended June 30, 1995, an 83% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations.

      Net interest income for the six months ended June 30, 1996 increased to $3,911,395 from $2,190,574 for the comparable period of 1994, a 79% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 11% decrease in net interest spread for the six months ended June 30, 1996 versus 1995.

      The provision for credit losses established for the six months ended June 30, 1996 was $845,940, versus $424,989 for 1995. The increase in the provision was due to the increase in receivables outstanding as well as more conservative reserving practices

      Insurance commissions net of insurance cost increased to $513,715 for the six months ended June 30, 1996 from $268,452 for 1995, a 91% increase primarily due to the higher levels of Automobile Sales Contract originations, the triggering event for most sales of insurance products to borrowers.

      Operating expenses increased from $1,876,245 for the six months ended June 30, 1995 to $3,173,513 for 1996, a 69% increase. The increase in expenses was due to opening new offices and expenses incurred related to being a public company, including one additional executive officer, in addition to a general increase in costs associated with administering a significantly larger finance receivable portfolio.

      Net income increased to $781,841 for the six months ended June 30, 1996 from $411,568 for 1995. The increase in net income was due to higher levels of net interest and insurance income, partially offset by higher loss provisions and expenses.

FINANCIAL CONDITION AT JUNE 30, 1996 AND DECEMBER 31, 1995

      Cash decreased from $1,828,484 at December 31, 1995 to $331,450 at June 30, 1996, due to the use of the proceeds from the initial public offering being used to pay down the Company's Revolving Credit Facility.

      Finance receivables at June 30, 1996 were $57,690,575 compared to $47,900,235 at December 31, 1995, an increase of 20%. The primary component of this increase was Automobile Sales Contracts, which increased $8,529,115 or 26%. Premium Finance Contracts outstanding decreased 11%, due to the Company's decision to reduce it's exposure in Virginia.

      Unearned income increased from $11,02,232 at December 31, 1995 to $13,099,685 at June 30, 1996, a 19% increase. The allowance for credit losses increased from $908,800 at December 31, 1995 to $1,130,935 at June 30, 1996, an increase of 24%. The increase was due to the increase in receivables outstanding as well as more conservative reserving practices.

      Stockholders' equity increased from $7,177,890 at December 31, 1995 to $8,018,977 at June 30, 1996, an 12% increase, as a result of retained earnings from after tax profits during the period.

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

     The following table sets forth the Company's allowance for credit losses at June 30, 1996, and 1995 and the credit loss experience over the periods presented.

                                                            For the Three Months            For the Six Months
                                                               Ended June 30,                 Ended June 30,
                                                            1996             1995           1996           1995
                                                            ----             ----           ----           ----
 Average net finance receivables(1)                       $42,521,187     $22,493,642     $40,701,351    $20,510,573
 Allowance for credit losses                                1,130,935         641,342       1,130,935        641,342
 Allowance for credit losses as a percentage of                 2.66%           2.85%           2.78%          3.13%
 average net finance receivables (1)
 Dealer reserves and discounts on bulk purchases (3)       $1,221,475        $871,472       1,221,475        871,472
 Dealer reserves and discounts on bulk purchases as             3.91%           5.49%           3.91%          5.49%
 percentage of Automobile Sales Contracts at period
 end(2)
 Allowance for credit losses and dealer reserves and            5.53%           6.73%           5.78%          7.38%
 discount on bulk purchases as a percentage of
 average finance receivables (1)
 Provision for credit losses                                 $367,326        $316,233        $845,940       $424,989
 Charge-offs (net of recoveries)                              326,716         140,294         652,647        241,058
 Charge-offs (net of recoveries) as a percentage of             3.02%           2.49%           3.15%          2.35%
 average net finance receivables (1)

- ---------------------
(1) Averages are computed using month-end balances of Net Finance Receivables during the period presented.
(2) Percentages are computed using Automobile Sales Contracts, net of unearned finance charges only.
(3)   Amount remaining after allocation to repossessed automobiles.

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


                                                                                    At June 30,
                                                                                1996             1995
 Dealer reserves and discounts on bulk purchases on Automobile            $1,221,475         $871,472
 Sales Contracts, after allocation to repossessed automobiles
 Allowance for credit losses:
   Direct Loans                                                              881,850          500,616
   Premium Finance Contracts                                                 249,086          140,726
                                                                             -------          -------
       Subtotal                                                            1,130,936          641,342
                                                                           ---------          -------
       Total                                                              $2,352,411       $1,512,814

                                                                          ==========       ==========

      The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                                                At June 30,
                                                                            1996                  1995
 Automobile Sales Contracts and Direct Loans contractually                 $424,261             $216,968
 past due 90 days or more(1)

 Automobile Sales Contracts and Direct Loans (1)                         40,316,349           22,033,264
 Automobile Sales Contracts and Direct Loans contractually                    1.05%                 1.0%
 past due 90 days or more as a percentage of Automobile
 Sales  Contracts and Direct Loans

- -------------------------
      (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

      The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                                    At June 30,
                                                             1996                  1995
 Premium finance contracts contractually                 $123,063               $30,932
 past due 60 days or more(1)
 Premium finance contracts outstanding(1)               4,302,579             2,558,652
 Premium finance contracts contractually                     2.9%                  1.2%
 past due 60 days or more as a percentage
 of premium finance contracts

- ------------------------------------------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases

LIQUIDITY AND CAPITAL RESOURCES

      The Company generally finances its operations and new offices through cash flow from operations and borrowings under the Revolving Credit Facility. On February 23, 1996 the Company and its primary lender agreed to amend the Revolving Credit Facility to provide for borrowings of up to $50 million through February 28, 1998, an increase of $15 million. As of June 30, 1996, $36.7 million was outstanding under the Revolving Credit Facility and there was $13.3 million available for additional borrowing. Funds borrowed under the Revolving Credit Facility bear interest at a rate equal to a designated prime rate plus a fixed percentage. The amended Revolving Credit Facility provides for a lower fixed percentage over prime than did the previous agreement. Amounts outstanding may not exceed specified percentages of eligible finance receivables. The Revolving Credit Facility imposes several financial and other covenants, including leverage tests, dividend restrictions, and minimum net worth requirements. The Company does not believe these covenants will materially limit its business or its expansion strategy.

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

(B)          REPORTS ON FORM 8-K

             There were no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE THAXTON GROUP, INC.
                                          (Registrant)


Date: July 31, 1996                       /s/JAMES D. THAXTON
                                          -------------------
                                          James D. Thaxton
                                          President and Chief Executive Officer

Date: July 31, 1996                       /s/KENNETH H. JAMES
                                          -------------------
                                          Kenneth H. James
                                          Vice President, Secretary, and
                                          Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.                                    DESCRIPTION                                   PAGE NO.

 2        Stock Purchase Agreement, dated as of September 1, 1995 with Eagle Premium          --
          Finance Company, Inc.(1)
 3.1      Amended and Restated Articles of Incorporation of The Thaxton Group, Inc.(1)        --
 3.2      Bylaws of the Thaxton Group,Inc.(1)                                                 --
10.1      Amended and Restated Loan and Security Agreement dated March 27, 1995 between       --
          Finova Capital Corporation and the Company(1)
10.2      Loan Agreement dated May 16, 1994 between the American Bankers Insurance            --
          Company of Florida and the Company(1)
10.3      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Thaxton Insurance Group(1)
10.4      Promissory note dated April 1, 1995 payable in the amount of $165,000 to C. L.      --
          Thaxton, Sr. (1)
10.5      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Katherine D. Thaxton(1)
10.6      Promissory note dated April 1, 1995 payable in the amount of $35,000 to             --
          Katherine D. Thaxton (1)
10.7      Promissory note dated May 1, 1995 payable in the amount of $350,000 to Thaxton      --
          Insurance Group(1)
10.8      Promissory note dated August 21, 1995 payable in the amount of $100,000 to          --
          Katherine D. Thaxton(1)
10.9      Security Agreement dated January 19, 1995 between the Company and Oakland Auto      --
          Sales, including Guaranty by Thaxton Insurance Group, Inc.(1)
10.10     Form of Restricted Stock Award between the Company and Robert L Wilson              --
10.11     The Thaxton Group, Inc. 1995 Stock Incentive Plan(1)                                --
10.12     The Thaxton Group, Inc. Employee Stock Purchase Plan(1)                             --
10.13     Form of Note Conversion Agreement(1)                                                --
10.14     Amended and Restated Schedule to Loan and Security Agreement dated February 23,     --
          1996 between Finova Capital Corporation and the Company(2)
10.15     Incentive Stock Option Agreement between  Kenneth H. James and the Company (2)      --
10.16     Incentive Stock Option Agreement between James A. Cantley and the Company(2)        --
10.17     Loan Agreement dated March 18, 1996 between the American Bankers Insurance          --
          Company of Florida and the Company(2)
11        Statement re: computation of per share earnings                                      9
21        Subsidiaries of The Thaxton Group, Inc. (1)                                         --

- -----------------------------------
(1) Incorporated by reference from Registration Statement on Form SB-2, Commission File No. 33-97130-A
(2)   Incorporated by reference from 1995 Annual Report on Form 10-KSB