Form 10QSB
period 1996-09-30
THAXTON GROUP INC
filed 1996-11-12
CIK 1001430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                                        Outstanding at
      Class                                            October 31, 1996
  Common Stock                                            3,778,563

                             The Thaxton Group, Inc.

                                   Form 10-QSB

                               September 30, 1996

                                Table of Contents

                                                                       Page No.

Part I   Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheet as of September 30, 1996           3

            Consolidated Statements of Income for the three months
            ended September 30, 1996 and 1995                             4

            Consolidated Statements of Income for the nine months
            ended September 30, 1996   and 1995                           5

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1996 and 1995                             6

            Notes to Consolidated Financial Statements                    7

   Item 2.  Management's Discussion and Analysis of Financial Condition   13
            and Results of Operations

Part II  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                              19

Part I

Item 1.  Financial Statements

                             THE THAXTON GROUP, INC.

                           Consolidated Balance Sheet

                               September 30, 1996


Assets

Cash                                                                       $      254,286

Finance receivables                                                            63,574,776
  Less: Unearned income                                                       (15,374,891)
        Allowance for credit losses                                            (1,205,170)
                                                                            -------------
Finance receivables, net (notes 2 and 3)                                       46,994,715

Premises and equipment, net                                                     1,403,950
Other assets (note 4)                                                           2,232,102
                                                                            -------------
                  Total assets                                             $   50,885,053
                                                                            =============

Liabilities and Stockholders' Equity

Notes payable (note 3)                                                     $   41,604,196
Accrued interest payable                                                          311,907
Other liabilities                                                                 510,108
                                                                            -------------
                  Total liabilities                                            42,426,212

Common stock, $.01 par value; authorized
  50,000,000 shares, issued 3,778,863
  shares; outstanding,3,778,563 shares                                             37,789
Additional paid-in-capital                                                      5,185,389
Retained earnings                                                               3,980,863
Deferred stock award                                                             (742,500)
Less: Treasury stock (300 shares of
                  common stock at cost)                                            (2,700)
                                                                            -------------
                  Total stockholders' equity                                    8,458,841
                                                                            -------------

                  Total liabilities and stockholders' equity               $   50,885,053
                                                                            =============

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income

                         Three Months Ended September 30

                                                                          1996                             1995
                                                                          ----                             ----

Interest and fee income                                                  $3,547,909                       $2,430,977
Interest expense                                                            929,799                          724,869
                                                                  ------------------              -------------------
     Net interest income                                                  2,618,111                        1,706,107

Provision for credit losses                                                 577,414                          197,754
                                                                  ------------------              -------------------


                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income

                         Three Months Ended September 30


                                                                          1996                             1995
                                                                          ----                             ----



     Net interest income after provision                                  2,040,696                        1,508,353
        for credit losses

Other income:
     Insurance premiums and                                                 297,916                          189,573
          commissions, net
     Other income                                                               700                            6,205
                                                                  ------------------              -------------------
          Total other income                                                298,616                          195,778

Operating expenses:
     Compensation                                                           954,840                          616,183
     Telephone, postage, and supplies                                       172,545                          132,839
     Net occupancy                                                          170,938                          121,059
     Insurance                                                               53,358                           26,767
     Collection expense                                                      48,072                           32,542
     Travel                                                                  32,414                           27,735
     Professional fees                                                       55,054                           17,505
     Goodwill amortization                                                   14,514                              -0-
     Other                                                                  178,754                          133,980
                                                                  ------------------              -------------------
          Total operating expenses                                        1,680,488                        1,108,610
                                                                  ------------------              -------------------

     Net income before taxes                                                658,824                          595,522

Income tax expense (benefit)
     Current                                                                347,269                          233,450
     Deferred                                                              (99,354)                           50,989
                                                                  ------------------              -------------------
          Total income tax expense                                          247,915                          284,439
                                                                  -------------------              ------------------

     Net income                                                         $   410,909                       $  311,083
                                                                  ===================              ==================

     Earnings per share                                                        $.11                             $.10
                                                                  ==================              ===================


                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income

                         Nine Months Ended September 30

                                                                            1996                             1995
                                                                            ----                             ----

Interest and fee income                                                 $10,096,204                       $6,026,229
Interest expense                                                          2,720,758                        1,704,558
                                                                  ------------------              -------------------
     Net interest income                                                  7,375,446                        4,321,670

Provision for credit losses                                               1,423,355                          622,743
                                                                  ------------------              -------------------

     Net interest income after provision                                  5,952,091                        3,698,927
        for credit losses

Other income:
     Insurance premiums and                                                 811,631                          458,025
          commissions, net
     Other income                                                             2,000                           15,592
                                                                  ------------------              -------------------
          Total other income                                                813,631                          473,617

Operating expenses:
     Compensation                                                         2,646,622                        1,703,237
     Telephone, postage, and supplies                                       524,744                          361,585
     Net occupancy                                                          459,824                          319,633
     Insurance                                                              141,063                           81,622
     Collection expense                                                     142,490                           91,051
     Travel                                                                  91,931                           55,671
     Professional fees                                                      111,517                           38,473
     Goodwill amortization                                                   47,895                              -0-
     Other                                                                  687,917                          333,583
                                                                  ------------------              -------------------
          Total operating expenses                                        4,854,001                        2,984,855
                                                                  ------------------              -------------------

     Net income before taxes                                              1,911,721                        1,187,690

Income tax expense (benefit)
     Current                                                                840,423                          534,460
     Deferred                                                              (121,452)                         (69,421)
                                                                  ------------------              -------------------

          Total income tax expense                                          718,971                          465,039
                                                                  -------------------              ------------------

     Net income                                                        $  1,192,750                       $  722,651
                                                                  ===================              ==================

     Earnings per share                                                        $.31                             $.23
                                                                  ==================              ===================




                                       5

                             THE THAXTON GROUP, INC.

                      Consolidated Statements of Cash Flows

                         Nine months ended September 30



                                                                     1996                    1995
                                                                     ----                    ----

Cash flows from operating activities                            $  1,838,100           $ 1,162,540
Cash flows from investing activities                             (12,519,039)          (16,791,518)
Cash flows from financing activities                               9,106,741            15,725,431
                                                                   ---------            ----------

Net (decrease) increase in cash                                   (1,574,198)               96,453

Cash at beginning of period                                        1,828,484               248,842
                                                                  ----------               -------

Cash at end of period                                           $    254,286            $  345,295
                                                                 ============           ==========

                                       6

                             THE THAXTON GROUP, INC.

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995


(1)    Summary of Significant Accounting Policies

       The Thaxton Group, Inc. (the Company) is incorporated under the laws of the state of South Carolina and operates branches in South Carolina, North Carolina, Virginia, Georgia and Tennessee. The Company is a diversified consumer finance company that is engaged primarily in purchasing and servicing retail installment contracts purchased from independent used car dealers and making and servicing personal loans to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. The Company provides reinsurance through a wholly-owned subsidiary, TICO Reinsurance, Ltd. (TRL). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

       (j)     Interim Unaudited Financial Statements

              Information with respect to September 30, 1996 and 1995, and the three and nine month periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of Company.

(2)    Finance Receivables

       Finance receivables consisted of the following at September 30, 1996 and 1995:

                                                1996              1995
                                                ----              -----
       Consumer                             $58,921,933        38,481,789
       Real estate secured                      762,186           800,216
       Insurance premium finance              3,622,198         4,928,913
       Wholesale loans                          268,458           240,807
                                                -------           -------

            Total finance receivables        63,574,776        44,451,725

       Unearned interest                    (14,740,601)      (10,250,782)
       Unearned insurance premiums, net        (634,289)         (706,643)
       Allowance for credit losses           (1,205,170)         (765,172)
                                            -----------         ---------

            Finance receivables, net        $46,994,715        32,729,128
                                            ===========        ==========

       Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $7,271,088 and $1,267,968, respectively, at September 30, 1996 and approximately $4,266,635 and $657,522, respectively, at September 30, 1995.

        With holdback arrangements, an auto dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the holdback amounts, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $30,499,350 and $1,215,340, respectively, at September 30, 1996 and approximately $17,938,835 and $1,093,117, respectively, at September 30, 1995.

       At September 30, 1996, $1,913,558 of the purchase discounts and holdback amounts were included in unearned interest, and $569,750 of purchase discounts and holdback amounts were netted against repossessions and included in other assets. At September 30, 1995, $1,535,639 of the purchase discounts and holdback amounts were included in unearned interest, and $215,000 of purchase discounts and holdback amounts were netted against repossessions and included in other assets.

       At September 30, 1996, there were no significant concentrations of receivables in any type of property or from one borrower.

         These receivables are pledged as collateral for a line of credit agreement.

       Changes in the allowance for credit losses for the nine months ended September 30, 1996 and 1995 were as follows:


                                                            1996                1995
                                                            ----                ----
           Beginning balance                         $      908,800             424,425
           Valuation allowance for acquired loans            28,842             135,547
           Provision for credit losses                    1,423,355             622,743
           Charge-offs                                   (1,390,424)           (490,638)
           Recoveries                                       234,597              73,095
                                                       ------------        ------------
           Net charge-off                                (1,155,827)           (417,543)
                                                       ------------        ------------
           Ending balance                            $    1,205,170             765,172
                                                       ============        ============


       The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(3)    Indebtedness

       At September 30, 1996, the Company maintained a line of credit agreement with a commercial finance company for $80 million maturing on July 31, 1998. Of this amount, approximately $40.0 million remained at September 30, 1996. Borrowings under this arrangement bear interest at the lender's prime rate plus a specified percentage, payable monthly. The carrying amount of this financial instrument approximates market value.

       The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements. Also, the agreement prohibits the company from distributing more than 50% of it's net income. As of September 30, 1996, it is management's opinion that the Company met all such ratios and requirements.

       The Company also had borrowings from credit insurance companies which totaled $750,000 at September 30, 1996 and $300,000 at September 30, 1995. Borrowings at September 30, 1996 consisted of a $500,000 note maturing in May 1998 and bearing interest at prime plus 2% reset quarterly, and a $250,000 note payable upon a sixty day demand bearing interest at prime plus 2% reset monthly. The carrying amount of these financial instruments approximates market value.

(4)      Non-earning Assets

       As of June 30, 1996, the Company began to classify repossessed automobiles as non-earning assets and include them in other assets at realizable value. Previously, repossessed units had been included in finance receivables, adjusted to realizable value by dealer reserves and holdback amounts included in unearned interest. Amounts receivable related to repossessed automobiles and related dealer reserves and holdback amounts included in other assets at September 30, 1996 and 1995 were as follows:

                                                          1996          1995
                                                          ----          -----
              Amounts receivable related to
                repossessed automobiles               $1,299,138        490,000
              Dealer reserves and holdbacks             (569,750)      (215,000)
                                                     ------------    ----------

              Realizable value                         $ 729,388       275,000
                                                      ===========     ========

       All September 30, 1995 amounts have been restated to reflect this treatment.

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

On October 31, 1996, the Company acquired Thaxton Insurance Group (TIG) by exchanging common stock for all of the outstanding common stock and series A preferred stock of TIG. TIG operates nineteen independent insurance agencies in North and South Carolina. Based upon unaudited financial information prepared by the management of TIG, at June 30, 1996 TIG had assets of $6.3 million with revenues of $2.1 million for the six months then ended.

Profitability

         The following table sets forth certain data relating to the Company's profitability.


                                               For the Three Months             For the Nine Months
                                               Ended September 30               Ended September 30
                                               ------------------               -------------------
                                             1996              1995             1996              1995
                                             ----              ----             ----              ----

Average Net Finance Receivables(1)        $45,875,230      $29,011,951       $42,598,449      $23,422,619
Average notes payable                      39,019,732       25,666,639        36,272,503       20,543,444

Interest and fee income                     3,547,909        2,430,977        10,096,204        6,026,229
Interest expense                              929,799          724,869         2,720,758        1,704,558
                                          -----------       ----------        ----------      -----------
Net interest income                         2,618,111        1,706,107         7,375,446        4,321,670

Average interest rate earned(1)               30.94%           33.52%            31.60%           34.30%
Average interest rate paid(1)                  9.53            11.30             10.00            11.06
                                              -----           ------             -----           ------
Net interest spread                           21.41            22.22             21.60            23.24

Net interest margin(2)                        22.83%           23.52%            23.09%           24.60%


------------
(1) Averages are computed using month-end balances during the periods presented.

(2) Net interest margin represents net interest income divided by average Net Finance Receivables.

Financial Condition at September 30, 1996 and 1995

      Finance Receivables at September 30, 1996 were $63,574,776 versus $44,415,725 at September 30, 1995, a 43% increase. The primary component of this increase was Automobile Sales Contracts, which increased from $28,816,757 at September 30, 1995 to $48,522,580 at September 30, 1996, or 68%. The Company opened four branch offices in 1995 and one in 1996 dedicated to Automobile Sales Contract Origination, which generated a significant volume of Automobile Sales Contracts in 1996. The Company also completed a large bulk loan acquisition during the third quarter of 1996. Premium Finance Contracts have decreased 27% since the end of the third quarter of 1995, due to the the Company's decision to reduce its exposure in Virginia.

      Unearned income at September 30, 1996 was $15,374,891 versus $10,957,425 at September 30, 1995, a 40% increase which was directly related to the higher volume of Automobile Sales Contract originations during 1996 and the dealer reserves associated therewith.

      The allowance for credit losses as a percentage of average Net Finance Receivables decreased from 3.27% at September 30, 1995 to 2.83% at September 30, 1996, due to the increase in the relative portion of Automobile Sales Contracts in the portfolio. Automobile Sales Contracts carry a lower allowance due to the loss coverage provided by dealer reserves.

      Stockholders' equity increased from $2,623,048 at September 30, 1995 to $8,458,841 at September 30, 1996, a 222% increase, as a result of the proceeds of the initial public offering, conversion of subordinated debt to equity, and retained earnings from after tax profits during the period.

Results of Operations for the Three Months Ended September 30, 1996 and 1995

      The growth in finance receivables during the three months ended September 30, 1996 versus the comparable period in 1995 resulted in higher levels of interest and fee income. Interest and fee income for the three months ended September 30, 1996 was $3,547,909, versus $2,430,977 for the three months ended September 30, 1995, a 46% increase. Interest expense also was higher, increasing to $929,799 for the three months ended September 30, 1996 versus $724,869 forthe three months ended September 30, 1995, a 28% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations, partially offset by reductions in the Company's cost of funds.

      Net interest income for the three months ended September 30, 1996 increased to $2,618,111 from $1,706,107 for the comparable period of 1995, a 53% increase. The increases in net interest income are attributable to the higher levels of finance receivables. Interest spread for the third quarter of 1996 declined slightly compared to third quarter of 1995, due to the higher proportion of Automobile Sales Contracts in the portfolio at September 1996.

      The provision for credit losses established for the three months ended September 30, 1996 was $577,414, versus $197,754 for 1995. The increase in the provision was due to the increase in receivables outstanding as well as more conservative reserving practices.

      Insurance commissions net of insurance cost increased to $297,916 for the three months ended September 30, 1996 from $189,573 for 1995, a 57% increase primarily due to the higher levels of Automobile Sales Contract originations, the triggering event for most sales of insurance products to borrowers.

      Operating expenses increased from $1,108,610 for the three months ended September 30, 1995 to $1,680,488 for 1996, a 52% increase. The increase in expenses was due to opening new offices and expenses incurred related to being a public company, including one additional executive officer, in addition to a general increase in costs associated with administering a significantly larger finance receivable portfolio.

      Net income increased to $410,909 for the three months ended September 30, 1996 from $311,083 for 1995. The increase in net income was due to higher levels of net interest and insurance income, partially offset by higher loss provisions and expenses.

Results of Operations for the Nine Months Ended September 30, 1996 and 1995

      The growth in finance receivables during the nine months ended September 30, 1996 versus the comparable period in 1995 resulted in higher levels of interest and fee income. Interest and fee income for the nine months ended September 30, 1996 was $10,096,204, versus $6,026,229 for the nine months ended September 30, 1995, a 68% increase. Interest expense also was higher, increasing to $2,270,758 for the nine months ended September 30, 1996 versus $1,704,558 for the nine months ended September 30, 1995, a 33% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations, partially offset by reductions in the Company's cost of funds.

      Net interest income for the nine months ended September 30, 1996 increased to $7,375,446 from $4,321,670 for the comparable period of 1995, a 71% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 6.1% decrease in net interest spread for the nine months ended September 30, 1996 versus 1995.

      The provision for credit losses established for the nine months ended September 30, 1996 was $1,423,355, versus $622,743 for 1995. The increase in the provision was due to the increase in receivables outstanding as well as more conservative reserving practices

    Insurance commissions net of insurance cost increased to $811,631 for the nine months ended September 30, 1996 from $458,025 for 1995, a 77% increase primarily due to the higher levels of Automobile Sales Contract originations, the triggering event for most sales of insurance products to borrowers.

      Operating expenses increased from $2,984,855 for the nine months ended September 30, 1995 to $4,854,001 for 1996, a 63% increase. The increase in expenses was due to opening new offices and expenses incurred related to being a public company, including one additional executive officer, in addition to a general increase in costs associated with administering a significantly larger finance receivable portfolio.

      Net income increased to $1,192,750 for the nine months ended September 30, 1996 from $722,651 for 1995, an increase of 65%. The increase in net income was due to higher levels of net interest and insurance income, partially offset by higher loss provisions and expenses.

Financial Condition at September 30, 1996 and December 31, 1995

      Cash decreased from $1,828,484 at December 31, 1995 to $254,286 at September 30, 1996, due to the use of the proceeds from the initial public offering being used to pay down the Company's Revolving Credit Facility.

      Finance receivables at September 30, 1996 were $63,574,776 compared to $47,900,235 at December 31, 1995, an increase of 33%. The primary component of this increase was Automobile Sales Contracts, which increased $16,066,926 or 50%. Premium Finance Contracts outstanding decreased 27%, due to the Company's decision to reduce it's exposure in Virginia.

      Unearned income increased from $11,020,232 at December 31, 1995 to $15,574,776 at September 30, 1996, a 40% increase. The allowance for credit losses increased from $908,800 at December 31, 1995 to $1,205,170 at September 30, 1996, an increase of 33%. The increase was due to the increase in receivables outstanding as well as more conservative reserving practices.

     Stockholders' equity increased from $7,177,890 at December 31, 1995 to $8,458,841 at September 30, 1996, an 18% increase, as a result of retained earnings from after tax profits during the period.

Credit Loss Experience

      Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the expected future losses of principal and interest in the existing finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral and management's judgment are factors used in assessing the overall adequacy of the allowance and resulting provision for credit losses. The Company's charge-off policy is based on an account by account review of delinquent receivables. Losses on finance receivables secured by automobiles are recognized at the time the collateral is repossessed. Other finance receivables are charged off when they become contractually past due 180 days, unless extenuating circumstances exist leading management to believe such finance receivables will be collectible. Finance receivables may be charged off prior to the normal charge-off period if management deems them to be uncollectible.

     The following table sets forth the Company's allowance for credit losses at September 30, 1996, and 1995 and the credit loss experience over the periods presented.


                                                            For the Three Months            For the Nine Months
                                                             Ended September 30,             Ended September 30,
                                                             1996             1995           1996           1995

 Average net finance receivables(1)                       $45,875,230     $29,011,951     $42,598,449    $23,422,619
 Allowance for credit losses                                1,205,170         765,172       1,205,170        765,172
 Allowance for credit losses as a percentage of                 2.63%           2.64%           2.83%          3.27%
 average net finance receivables (1)
 Dealer reserves and discounts on bulk purchases (3)       $2,483,308      $1,750,639      $2,483,308     $1,750,639
 Dealer reserves and discounts on bulk purchases as             6.94%           7.76%           6.94%          7.76%
 percentage of Automobile Sales Contracts at period
 end(2)
 Allowance for credit losses and dealer reserves and            8.04%           8.67%           8.66%         10.74%
 discount on bulk purchases as a percentage of
 average finance receivables (1)
 Provision for credit losses                                 $577,414        $197,754      $1,423,355       $622,743
 Charge-offs (net of recoveries)                              503,181         176,485       1,155,827        417,543
 Charge-offs (net of recoveries) as a percentage of             4.39%           2.43%           3.62%          2.38%
 average net finance receivables (1)


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


                                                                             At September 30,
                                                                          1996             1995

 Dealer reserves and discounts on bulk purchases on Automobile            $2,483,308       $1,705,639
 Sales Contracts, after allocation to repossessed automobiles
 Allowance for credit losses:
   Direct Loans                                                            1,001,488          561,280
   Premium Finance Contracts                                                 203,682          140,726
                                                                             -------          -------
       Subtotal                                                            1,205,170          765,172
                                                                           ---------          -------
       Total                                                              $3,614,244       $2,515,811
                                                                          ==========       ==========

      The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:


                                                                                  At September 30,
                                                                             1996                1995

 Automobile Sales Contracts and Direct Loans contractually                 $516,473             $288,358
 past due 90 days or more(1)
 Automobile Sales Contracts and Direct Loans (1)                         44,129,221           29,566,260
 Automobile Sales Contracts and Direct Loans contractually                    1.17%                 .98%
 past due 90 days or more as a percentage of Automobile
 Sales  Contracts and Direct Loans


-------------------------
      (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

      The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                        At September 30,
                                                   1996                  1995

Premium finance contracts contractually         $89,543              $146,273
 past due 60 days or more(1)
 Premium finance contracts outstanding(1)      3,500,913             4,751,824
 Premium finance contracts contractually            2.6%                  3.1%
 past due 60 days or more as a percentage of premium finance contracts

-------------------------------------------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases

Liquidity and Capital Resources

      The Company generally finances its operations and new offices through cash flow from operations and borrowings under the Revolving Credit Facility. On July 29, 1996 the Company and its primary lender agreed to amend the Revolving Credit Facility to provide for borrowings of up to $80 million through July 31, 1998, an increase of $30 million. As of September 30, 1996, approximately $40 million was outstanding under the Revolving Credit Facility and there was $40 million available for additional borrowing. Funds borrowed under the Revolving Credit Facility bear interest at a rate equal to a designated prime rate plus a fixed percentage. The amended Revolving Credit Facility provides for a lower fixed percentage over prime than did the previous agreement. Amounts outstanding may not exceed specified percentages of eligible finance receivables. The Revolving Credit Facility imposes several financial and other covenants, including leverage tests, dividend restrictions, and minimum net worth requirements. The Company does not believe these covenants will materially limit its business or its expansion strategy.

      Management believes that the recent increase in the maximum borrowings under the Revolving Credit Facility, in addition to cash expected to be generated from operations, will provide the resources necessary to pursue the Company's business and growth strategy through 1997. The company is currently investigating several options for raising additional funds to support growth in future years.

Part II

Item 6.     Exhibits and Reports on Form 8-K

(a)            Exhibits

                 Information in response to this item is incorporated by reference from the attached Index to Exhibits.

(b)          Reports on Form 8-K

             There were no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   The Thaxton Group, Inc.
                                         (Registrant)


Date: October 31, 1996             /s/James D. Thaxton
                                   -------------------
                                   James D. Thaxton
                                   President and Chief Executive Officer

Date: October 31, 1996             /s/Kenneth H. James
                                   -------------------
                                   Kenneth H. James
                                   Vice President, Secretary, and
                                   Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                   Description                                                  Page No.

 2        Stock Purchase Agreement, dated as of September 1, 1995 with Eagle Premium          --
          Finance Company, Inc.(1)
 3.1      Amended and Restated Articles of Incorporation of The Thaxton Group, Inc.(1)        --
 3.2      Bylaws of the Thaxton Group,Inc.(1)                                                 --
10.1      Amended and Restated Loan and Security Agreement dated March 27, 1995 between       --
          Finova Capital Corporation and the Company(1)
10.2      Loan Agreement dated May 16, 1994 between the American Bankers Insurance            --
          Company of Florida and the Company(1)
10.3      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Thaxton Insurance Group(1)
10.4      Promissory note dated April 1, 1995 payable in the amount of $165,000 to C. L.      --
          Thaxton, Sr. (1)
10.5      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Katherine D. Thaxton(1)
10.6      Promissory note dated April 1, 1995 payable in the amount of $35,000 to             --
          Katherine D. Thaxton (1)
10.7      Promissory note dated May 1, 1995 payable in the amount of $350,000 to Thaxton      --
          Insurance Group(1)
10.8      Promissory note dated August 21, 1995 payable in the amount of $100,000 to          --
          Katherine D. Thaxton(1)
10.9      Security Agreement dated January 19, 1995 between the Company and Oakland Auto      --
          Sales, including Guaranty by Thaxton Insurance Group, Inc.(1)
10.10     Form of Restricted Stock Award between the Company and Robert L Wilson              --
10.11     The Thaxton Group, Inc. 1995 Stock Incentive Plan(1)                                --
10.12     The Thaxton Group, Inc. Employee Stock Purchase Plan(1)                             --
10.13     Form of Note Conversion Agreement(1)                                                --
10.14     Amended and Restated Schedule to Loan and Security Agreement dated February 23,     --
          1996 between Finova Capital Corporation and the Company(2)
10.15     Incentive Stock Option Agreement between  Kenneth H. James and the Company (2)      --
10.16     Incentive Stock Option Agreement between James A. Cantley and the Company(2)        --
10.17     Loan Agreement dated March 18, 1996 between the American Bankers Insurance          --
          Company of Florida and the Company(2)
10.18     Amended and Restated Schedule to Loan and Security Agreement dated February 23,     22
          1996 between Finova Capital Corporation and the Company(2)
10.19     Aircraft Sales Agreement between Corporate Aircraft Marketing and The Company       36
          dated July 16, 1996
11        Statement re: computation of per share earnings                                      9
21        Subsidiaries of The Thaxton Group, Inc. (1)                                         --
27        Financial Data Exhibit                                                              43

-----------------------------------
 (1) Incorporated by reference from Registration Statement on Form SB-2, Commission File No. 33-97130-A
 (2)      Incorporated by reference from 1995 Annual Report on Form 10-KSB