Form 10KSB40
period 1996-12-31
THAXTON GROUP INC
filed 1997-03-31
CIK 1001430

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
(MARK  ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from______ to ______

                        Commission file number 33-97130-A

                             THE THAXTON GROUP, INC.
                 (Name of small business issuer in its charter)

       SOUTH CAROLINA                         57-0669498
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)           Identification No.)

             1524 PAGELAND HIGHWAY, LANCASTER, SOUTH CAROLINA 29721
                    (Address of principal executive offices)

                     Issuer's telephone number: 803-285-4336

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange
   Title of each class                            on which registered

         None                                            None

         Securities registered under Section 12(g) of the exchange Act:

                               Title of each class
                                      None

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

      State issuer's revenues for its most recent fiscal year. $15,800,127

      At March 18, 1997, there were 3,924,178 shares of common stock outstanding. The aggregate market value of the shares held by non-affiliates of the registrant, based upon the price at which the stock was most recently sold, is approximately $7,277,000.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             THE THAXTON GROUP, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

Item
                                                                           Page
 No.
                                     PART I

1.    Description of Business                                                 3

2.    Description of Property                                                14

3.    Legal Proceedings                                                      14

4.    Submission of Matters to a Vote of Security Holders                    14

                                     PART II

5.    Market for Common Equity and Related Stockholder Matters               15
6.    Management's Discussion and Analysis                                   15

7.    Financial Statements                                                   24

8.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                    41

                                    PART III

9.    Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act                     42

10.   Executive Compensation                                                 43

11.   Security Ownership of Certain Beneficial Owners and Management         44
12.   Certain Relationships and Related Transactions                         44

13.   Exhibits and Reports on Form 8-K                                       45


Index to Exhibits is on page 47

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      The Company is a diversified consumer financial services company that, operating in Georgia, North Carolina, South Carolina, Tennessee and Virginia under the name "TICO Credit Company," is engaged primarily in purchasing and servicing retail installment contracts ("Automobile Sales Contracts") originated by independent used automobile dealers ("Dealers") and making and servicing personal loans ("Direct Loans") to persons with limited credit histories, low incomes or past credit problems ("Non-prime Borrowers"). Under the name "TICO Premium Finance Company" in North Carolina and South Carolina and "Eagle Premium Finance" in Virginia, the Company finances insurance premiums ("Premium Finance Contracts"), primarily for personal lines of insurance purchased by Non-prime Borrowers through independent agents ("Premium Finance"). The Company also sells on an agency basis various insurance products (primarily credit life and credit accident and health) in conjunction with the purchase of Automobile Sales Contracts or the making of Direct Loans and, with the acquisition of Thaxton Insurance Group, Inc. ("TIG") on October 31, 1996, began selling on an agency basis various lines of automobile, property and casualty, life and accident and health insurance.

      The Company is headquartered in Lancaster, South Carolina and currently has 14 finance offices located in South Carolina, two in North Carolina and Virginia and one each in Georgia and Tennessee and 19 insurance offices in North and South Carolina.

      Until 1991, when the Company began purchasing Automobile Sales Contracts, the Company was engaged primarily in the Direct Loans and Premium Finance business. As of December 31, 1996, the Company had a total portfolio of 9,733 Automobile Sales Contracts, representing approximately 74% of finance receivables outstanding, net of unearned finance charges, dealer reserves on Automobile Sales Contracts, and discounts on bulk purchases, and before allowance for credit losses ("Net Finance Receivables"). Direct Loans and Premium Finance receivables represented approximately 20% and 6%, respectively, of Net Finance Receivables at such date.

THE INDUSTRY

      The segment of the consumer finance industry in which the Company operates, which is commonly called the "non-prime credit market," provides financing to consumers with limited credit histories, low incomes or past credit problems. These consumers generally do not have access to the same variety of sources of consumer credit as borrowers with long credit histories, no defaults and stable employment, because they do not meet the stringent objective credit standards imposed by most traditional lenders. The Company, like its competitors in the same segment of the consumer finance industry, generally charges interest to such Non-prime Borrowers at the maximum rate permitted by law or, in states such as South Carolina where there are no legal maximum rates, at competitive rates commensurate with the increased default risk and the higher cost of servicing and administering a portfolio of loans to Non-prime Borrowers. By contrast, commercial banks, captive financing subsidiaries of automobile manufacturers and other traditional sources of consumer credit to prime borrowers typically impose more stringent credit requirements and generally charge lower interest rates.

      The non-prime credit market is highly fragmented, consisting of many national, regional and local competitors, is characterized by relative ease of entry and, in the case of used automobile financing, by the recent arrival of a number of well capitalized publicly-held companies. The Company believes that most of these companies are concentrating their activities on providing financing to Non-prime Borrowers purchasing late model used cars (coming off lease or former rental cars) from franchised automobile dealers. By contrast, the Company concentrates on providing financing to Non-prime Borrowers who frequently have more extensive credit problems and are purchasing lower-priced, older model automobiles from Dealers selling exclusively used automobiles and making Direct Loans to Non-prime Borrowers to meet short-term cash needs.

      The Premium Finance industry for personal lines of insurance is also highly fragmented. Insurance companies that engage in direct writing of insurance policies generally provide financing to their customers who need the service. Numerous small independent finance companies such as the Company are engaged in providing Premium Finance for personal lines of insurance purchased by Non-prime Borrowers through independent insurance agents. Because the rates they charge are highly regulated, these companies compete primarily on the basis of efficiency in providing the financing and servicing the loans. A significant number of independent insurance agents provide Premium Finance to their customers either directly or through affiliated entities. As banks are allowed to enter the insurance business, they also are increasingly engaging in the Premium Finance business.

      Independent insurance agencies represent numerous insurance carriers, and will place a customers business with the carrier whose combination of features and price best match the customers needs. In comparison, direct agents represent only one carrier. Most carriers find use of independent agencies to be a more cost effective method of selling their products than using a direct agent force. In 1995 total premiums written by carriers in the United States was approximately $263 billion. Of that amount, approximately 54% was written by independent agents.

      The independent insurance agency industry is also highly competitive. There are numerous other independent agencies in most of the markets where the Company's insurance offices are located. There are also direct agents for various insurers located in some of the markets. The Company competes primarily on the basis of service and convenience. The Company attempts to develop and maintain long-term customer relationships through low employee turnover and responsive service representatives and offers virtually all types of insurance coverage.

BUSINESS AND GROWTH STRATEGY

      In order to achieve its recent growth and operating results, the Company has successfully implemented and intends to continue to pursue a business strategy based on its (i) in-depth understanding of the consumer finance business, (ii) ability to evaluate credit risks associated with the non-prime credit market, (iii) substantial experience with Dealers' financing requirements for Non-prime Borrowers(iv) efficient and effective servicing and collection of its finance receivables, and, (v) diversification into additional financial services activities. The principal components of the Company's business and growth strategy include:

   o COMMITMENT TO DIVERSIFICATION -- Unlike many of its competitors who specialize in used automobile finance, the Company is a diversified consumer financial services company and intends to remain such. Although management anticipates that a significant portion of the Company's growth over the next 12 to 18 months will be in its portfolio of Automobile Sales Contracts, it intends to continue to emphasize growth in Direct Loans and Premium Finance Contract origination as well. Moreover, management believes the acquisition of TIG in October 1996 will result in significant opportunities to cross-sell finance products to insurance customers and insurance products to finance customers. The Company operates finance offices in a number of markets where TIG operates insurance offices, and in many cases the profile of a TIG insurance customer is similar to that of a Non-prime Borrower. An incentive program designed to reward employees who successfully pursue cross-selling opportunities was implemented during the fourth quarter of 1996.

   o EXPERIENCED MANAGEMENT -- The management team in the Company's lending operations, including its regional supervisors and office managers, possesses extensive experience in consumer finance, most of which has involved lending to Non-prime Borrowers. The Company believes that the retention of this experienced management team is critical to the Company's ability to maintain credit quality, supervise its operations and further expand its network of offices. The Company has also recently hired an experienced insurance professional to manage the independent insurance agency operations, in addition to adding other management personnel in that division of the business.

   o EXPANSION OF THE COMPANY'S OFFICE NETWORK -- The Company currently has a total of 20 finance offices located in Georgia, North Carolina, South Carolina, Tennessee and Virginia. The Company currently plans to open at least two additional finance offices in 1997 and 1998, either in the states where the Company currently operates or in adjacent southeastern states where the Company believes that its business strategy is likely to be successful. In deciding where to open additional finance offices, the Company intends to concentrate on smaller urban areas where the Company is able to hire experienced personnel who not only have substantial experience in the consumer finance industry but are also familiar with local market conditions and have existing relationships with Dealers in such areas. When management deems it to be advantageous to do so, the Company may choose to expand its finance office network through the acquisition of other independent finance companies. The Company will also seek opportunities to acquire additional independent insurance agencies.

   o INCENTIVE COMPENSATION FOR FINANCE OFFICE MANAGEMENT -- The Company rewards its finance office managers for business development by providing, in addition to a base salary, incentive compensation arrangements that are tied to the productivity of their respective offices. To ensure credit quality is maintained, however, finance office managers must keep their delinquent accounts within certain parameters and maintain a certain return on receivables before they are eligible to receive the incentive compensation.

   o STRONG DEALER RELATIONSHIPS -- The Company emphasizes service by providing Dealers from whom it purchases Automobile Sales Contracts with a timely, reliable and consistent source of financing for purchases of used automobiles by Non-prime Borrowers. In hiring managers for existing and new finance offices, the Company seeks to identify and recruit individuals with existing relationships with Dealers in targeted areas.

   o FAVORABLE CREDIT LOSS EXPERIENCES - Although the Company's credit loss experience increased in 1996 compared to historical levels, the Company believes that over time its credit loss experience has been favorable, the result of its efficient servicing and collection of the Company's finance receivables and the ability of the Company's management to evaluate credit risks associated with the non-prime credit market. The Company believes that its policy of servicing all aspects of borrowers' accounts at the finance office that extended the credit, including collections, accounts receivable tracking and delinquency resolution, is a key element of its favorable credit loss experience.

   o SUPERVISION AND MONITORING OF FINANCE OFFICES -- The Company's senior management has established policies based on many years of experience in the non-prime credit market for close monitoring and supervision of all aspects of finance office operations, which serves as a counterbalance to the Company's otherwise decentralized operations. Each of the Company's three regional supervisors conduct unannounced visits to each finance office within his region twice annually to conduct an extensive review of its operations and all finance receivables recently originated. The supervisors' findings and recommendations are reported to senior management, and the supervisors are responsible for monitoring future compliance by finance office managers with their recommendations.

   o MANAGEMENT INFORMATION SYSTEMS -- The management information systems used by the Company provide management with daily reports that contain critical operational information from each finance office. This information includes the daily volume of Automobile Sales Contracts purchased and Direct Loans made and repossession activities. The Company's Premium Finance business is highly automated, using a separate management information system, and the insurance agency operations utilize one of the most widely used agency management systems available.

   o NEW BUSINESS INITIATIVES - During the latter part of 1996, the Company entered into several new business activities. With the acquisition of The Thaxton Insurance Group the Company began selling on an agency basis various lines of insurance, both property and casualty and life and health, through a network of nineteen offices located in North and South Carolina. The Company is presently developing strategies to increase the volume of premium generated by those agencies as well as improving profitability of the insurance agency operations. In addition, the Company also began a mortgage lending operation during the fourth quarter of 1996. The Company's insurance agencies will be utilized to take applications, which will be underwritten for credit approval at a central location. At March 1, 1997 the Company was doing mortgage lending at two locations, but the program will be expanded to other locations during 1997. The Company expects to originate both prime and sub-prime mortgages. Presently, all mortgage loans are being funded by correspondent lenders, which take ownership of the loan immediately upon closing. The Company takes no interest rate risk, and has no liability to the correspondent lenders in event of default by the borrower. The Company receives a fee for originating the mortgage. The Company does not presently service any mortgage loans. In the future, the Company may fund the loans through a warehouse line, which may involve interest rate risk, may retain servicing, and may hold mortgages in its own portfolio, which would subject the Company to credit risk. The Company will not engage in any of these activities until experienced management personnel and computer systems have been put into place. Management believes that mortgage lending and insurance agency operations will become significant income producers over the next several years.

AUTOMOBILE SALES CONTRACT PURCHASES

      Set forth below is a description of the process that the Company follows in connection with its purchase of an Automobile Sales Contract from a Dealer and the sale of ancillary insurance products in conjunction therewith.

      DEALER SOLICITATION. The Company solicits business from Dealers through the business development efforts of the manager of each office and regional supervisors. Dealers in the area are evaluated by the office manager with a view to ensuring that the Company purchases Automobile Sales Contracts from reputable Dealers carrying an inventory of quality used automobiles. A relationship with a Dealer begins only after the soundness of the Dealer's business is determined by a credit investigation of the Dealer, checks with state regulatory agencies and inquiries of local civic and community organizations. The Company seeks to form relationships with Dealers that have been operating for a sufficient period of time to have established a base of repeat customers with a track record of paying their obligations under Automobile Sales Contracts despite an otherwise non-prime credit history. The Company tracks the monthly performance of borrowers' accounts by Dealer, allowing the Company to review and evaluate the quality of the Automobile Sales Contracts purchased from each Dealer. This procedure allows the Company to terminate business dealings with a Dealer quickly if the Automobile Sales Contracts purchased from such Dealer have a higher than average rate of delinquency.

      DEALER AGREEMENTS. The Company enters into a non-exclusive agreement with each Dealer (a "Dealer Agreement") which sets forth the terms and conditions under which the Company will purchase Automobile Sales Contracts from the Dealer. The Dealer Agreement provides that all Automobile Sales Contracts sold to the Company are without recourse to the Dealer with respect to the credit risk of the borrower, except for Automobile Sales Contracts for vehicles sold to relatives or employees of the Dealer. A Dealer Agreement includes representations and warranties of the Dealer that relate generally to such matters as whether the Dealer has (i) filed an application for a certificate of title showing a first lien in favor of the Company, (ii) obtained the full down payment specified in the Automobile Sales Contract either in cash or in the form of cash and an allowance for a vehicle trade-in and (iii) complied with applicable state and federal consumer credit protection laws relating to Automobile Sales Contracts. If the Dealer breaches the terms of the Dealer Agreement with respect to any Automobile Sales Contract purchased by the Company or if the Dealer's customer withholds payment as required under any Automobile Sales Contract because of a claim, defense, counterclaim or setoff against the Dealer, the Dealer is obligated to repurchase the Automobile Sales Contract on demand by the Company for its net unpaid balance. If the purchaser of the automobile recovers any amount from the Company as a result of a claim against the Dealer, the Dealer Agreement provides that the Dealer will reimburse the Company for any amounts paid the customer and for any costs incurred as a result of such claim.

      The Dealer Agreement allows the Company to withhold a specified percentage of the principal amount of each Automobile Sales Contract purchased, an arrangement designed to protect the Company from credit losses on Automobile Sales Contracts. These dealer reserves, which range from five to 10% of the net amount of each Automobile Sales Contract purchased, are negotiated on a Dealer-by-Dealer basis and are subject to change based upon the collection history of the Automobile Sales Contracts purchased from each Dealer. At December 31, 1996, the aggregate balance of dealer reserves was approximately 2.0% of the financed portion of the Automobile Sales Contracts purchased by the Company. As of December 31, 1996, the Company had purchased Automobile Sales Contracts from approximately 420 Dealers. See "Management's Discussion and Analysis -- Credit Loss Experience."

      ORIGINATION OF AUTOMOBILE SALES CONTRACTS. Automobile Sales Contracts purchased by the Company are originated by Dealers when they sell a used car at retail to a customer. The Dealer completes and the customer signs a retail installment contract and security agreement (giving the Dealer a security interest in the vehicle financed) on a printed form provided by the Company, which includes the extensive disclosures required by state and federal law regarding such matters as the annual percentage rate, the finance charge, the amount financed, the total amount of all scheduled payments and the total sale price. The contract also includes a section where the customer may indicate whether he or she desires to purchase credit life and credit accident and health insurance, the premiums for which are included in the amount financed if the customer elects to purchase credit insurance. The printed form identifies the Company as the intended assignee of the contract and the terms and conditions of the assignment to the Company are printed on the back of the form. The form specifically provides that the terms of the assignment are subject to the terms of the Dealer Agreement between the Company and the Dealer.

      The maximum interest rates on Automobile Sales Contracts originated in South Carolina are based upon the maximum rate filed by the originating Dealer with state regulatory authorities. Such rates are not subject to a statutory maximum. The maximum interest rates on Automobile Sales Contracts originated in North Carolina are subject to a statutory maximum based on the model year of the vehicle. Rates on used automobile purchases range from 18% per annum on vehicles one or two model years old to 29% per annum on vehicles more than four model years old. Interest rates on Automobile Sales Contracts originated in Virginia, Georgia and Tennessee are not subject to regulation. The actual interest rate on an Automobile Sales Contract is set within statutory limits, if applicable, based upon the credit profile of the borrower, the make, model and condition of the collateral and market conditions.

      CREDIT EVALUATION AND APPROVAL PROCEDURES. The Company applies underwriting standards in purchasing Automobile Sales Contracts that take into account principally the degree of a proposed buyer's creditworthiness and the collateral value of the vehicle being financed. If a borrower elects to finance the purchase of an automobile through a Dealer with whom the Company has an established relationship, which is typically the case, the Dealer will submit the borrower's credit application to the Company for review and proposed transaction terms. The office manager, or other office personnel under the manager's supervision, conducts the credit evaluation review. This review generally takes into account, among other things, the borrower's credit history, ability to pay, stability of residence, employment history, income, discretionary income and debt service ratio, as well as the collateral value of the vehicle. The borrower's credit history is assessed principally through the evaluation of a credit bureau report which is obtained immediately after receipt of an application from a Dealer. The Company uses a standard application analysis score sheet to conduct a credit evaluation that incorporates the factors described above. Unless the borrower's total score falls below a specified cutoff point, the office manager has the authority to approve the purchase of the Automobile Sales Contract, up to his credit limit, with no further review. If the borrower's total score falls below the specified cut-off point, the office manager must receive approval from a regional supervisor before approving the application for credit.

      Generally, the Company will not finance more than 100% of the average trade-in value of the automobile as set forth in the current edition of the National Association of Automobile Dealers Official Used Car Guide and requires that a borrower make a down payment of at least 10% of the purchase price. In certain limited instances when the borrower is unable to make a sufficiently large down payment, the Company will agree to purchase the Automobile Sales Contract but will issue to the Dealer a "deferred certificate" for the difference between the average trade-in value of the automobile and the portion of the sale price not covered by the borrower's down payment. Only when the borrower has paid the entire balance of the Automobile Sales Contract is the Company obligated to pay to the Dealer the amount of the deferred certificate.

      AUTOMOBILE SALES CONTRACT PURCHASE. Upon consummation of the sale of the automobile to the borrower, the Dealer delivers all required documentation to the Company's office. The required documentation includes the executed Automobile Sales Contract, proof of title indicating the Company's lien, an odometer statement confirming the vehicle's mileage, proof that the automobile is insured with the Company designated as loss payee and any supporting documentation the Company specified in its conditional approval of the purchase. Only when compliance with these requirements is verified, does the Company remit funds to the Dealer.
                                       7

      BULK PURCHASES OF AUTOMOBILE SALES CONTRACTS. From time to time the Company purchases Automobile Sales Contracts in bulk from Dealers who have originated and accumulated contracts over a period of time. By doing so, the Company is able to obtain large volumes of Automobile Sales Contracts in a cost-effective manner. The Company applies underwriting standards in purchasing Automobile Sales Contracts that take into account principally the borrowers' payment history and the collateral value of the automobiles financed. Such purchases are typically made at discounts ranging from 25% to 50% of the financed portion of the Automobile Sales Contracts. There generally are no dealer reserve arrangements on bulk purchases. In connection with such bulk purchases, the Company reviews all credit evaluation information collected by the Dealer and reviews the servicing and collection history of the Automobile Sales Contracts and obtains the required supporting documents. At December 31, 1996, Automobile Sales Contracts which the Company had purchased in bulk had a net principal balance of $7.4 million, representing 20.5% of the Company's total portfolio of Automobile Sales Contracts at such date.

      SALES OF INSURANCE PRODUCTS IN FINANCE OFFICES. In connection with the origination of Automobile Sales Contracts, the Company offers, as agent, credit life, and credit accident and health insurance. Borrowers under Automobile Sales Contracts and Direct Loans secured by automobiles generally must obtain comprehensive collision insurance on the automobile that designates the Company as loss payee. If the borrower allows such insurance to lapse during the term of the contract or loan, the Company will purchase a vendors' single interest insurance policy, which insures the Company against a total loss on the automobile, and add the cost of the premium to the borrower's account balance. The Company also recently began offering, as agent, limited physical damage insurance, which satisfies the requirement that the borrower purchase comprehensive collision insurance. Limited physical damage insurance is a modified form of collision insurance that will pay the borrower or the Company the lesser of (i) the cost of repairs, less a designated deductible amount, (ii) the actual cash value of the automobile, less a designated deductible amount or
(iii) the net unpaid contract or loan balance, less any delinquent payments. The Company receives commissions on the sales of insurance equal to 20% of the premiums on credit life, and credit accident and health insurance and 25% of the premiums on limited physical damage coverage.

DIRECT LOANS PROGRAM

      The Company has been in the business of making Direct Loans to Non-prime Borrowers since 1985. The Company's Direct Loans are typically sought by such borrowers to meet short-term cash needs, finance the purchase of consumer goods or refinance existing indebtedness. Approximately 7.6% of the Company's Direct Loans at December 31, 1996 were secured by first or second liens on real property. The remainder were secured by personal property or were unsecured.

      The average account balance of Direct Loans outstanding at December 31, 1996 was approximately $1,324. The typical original term on a Direct Loan is 15 months. In South Carolina and Tennessee, where there is no limit on the maximum interest rate the Company may charge on Direct Loans, the Company has a posted maximum rate of 69% per annum, which it may not exceed until the Company files a higher maximum rate with the state regulatory authorities. In North Carolina, the Company generally charges the maximum interest rates permitted by law for such loans, which range from 18% to 30% per annum, depending upon the amount financed. The Company currently does not make Direct Loans in Georgia or Virginia. The actual interest rate on a Direct Loan is set within statutory limits, if applicable, based upon the credit profile of the borrower, the type and value of any collateral and market conditions.

      The credit evaluation procedures employed by the Company in connection with Direct Loans are, with the exception of loans secured by real estate, similar to the credit evaluation procedures employed in connection with the purchase of Automobile Sales Contracts. The value of the collateral, if any, however, is a far less significant factor in the Company's credit evaluation of a Direct Loan. Instead, the Company places its primary emphasis on the ratio of the anticipated debt service to the borrower's disposable income. Direct Loans not secured by real estate are approved by office managers. If the loan is to be secured by real estate, the Company obtains an appraisal of the property, obtains a title opinion from an attorney and verifies filing of a mortgage or deed of trust before disbursement of funds to the borrower. The Company generally will not loan an amount in excess of 50% of the appraised value of the real estate or, in the case of a home equity loan, 50% of the borrower's equity in the
                                       8
property. All applications for Direct Loans secured by real estate must be approved by the Company's President or Executive Vice President.

      In connection with making Direct Loans, the Company also offers, as agent, credit life and credit accident and health insurance on terms and conditions similar to those on which it sells such credit insurance in conjunction with the purchase of Automobile Sales Contracts. On all Direct Loans that are secured by personal property other than a used car, the Company, in lieu of filing financing statements to perfect its security interest in the collateral, purchases non-filing insurance from an unaffiliated insurer. The Company charges its customers on such loans an amount approximately equal to the filing fees that would have been charged to the customer if the Company had filed financing statements to perfect its security interest, which amount is typically included in the amount of the loan. The Company uses such amount to pay premiums for non-filing insurance against losses resulting from failure to file. Under the Company's non-filing insurance arrangements, approximately 90% of the premiums paid are refunded to the Company on a quarterly basis and are netted against charge-offs for the period.

SERVICING AND COLLECTION OF AUTOMOBILE SALES CONTRACTS AND DIRECT LOANS

      The Company has more than ten years of experience in servicing and collecting receivables from Non-prime Borrowers. Its staff of experienced personnel collect, account for and post all payments received using a computerized management information system to track each borrower's account activity. The Company's computer system provides office personnel with access to all information contained in the customer's contract including the amount of the contract, maturity, interest rate, vehicle and reference information and payment history. Customer service personnel in each office also respond to borrower inquiries, investigate delinquencies and communicate with borrowers to obtain timely payments, monitor the insurance coverage of the automobile serving as collateral, and, when necessary, repossess financed automobiles.

      When an Automobile Sales Contract is purchased or a Direct Loan is made, the office personnel follow procedures that are designed to ensure that borrowers understand their obligations and the terms of the Automobile Sales Contract or Direct Loan. Particular emphasis is placed on the amount and due date of each payment, the Company's expectations regarding the timely receipt of payments and maintenance of insurance coverage and the Company's delinquency and repossession policies. The Company provides payment coupon books to borrowers to remind them of their monthly payment obligations.

      Office personnel typically contact borrowers by telephone whose payments are not received within one or two days after the due date of a payment. A customer service representative in the office continues to contact the delinquent borrower by telephone and, in some instances by mail, until payment has been received. When a delinquent borrower brings his account current, the Company places special emphasis on getting assurances from the borrower that he or she will make the next payment on the due date. The Company believes that early and frequent contact with delinquent borrowers reinforces their recognition of their obligation and the Company's expectation for timely payment. The Company's policy for payment deferments is to permit no more than two in a twelve-month period on Direct Loans. Payment deferments on Automobile Sales Contracts are granted only upon review by the office manager of the Company's equity position and the borrower's needs.

      The Company's repossession policy on Automobile Sales Contracts and Direct Loans secured by automobiles is administered on a case-by-case basis. The Company's policy is to work with a delinquent borrower for a brief period to permit the customer to keep the car and continue making payments to the Company. However, should a borrower become seriously delinquent or should the office personnel determine the borrower is not dealing in good faith, the Company repossesses the borrower's car. In most instances, repossessions are handled by the Company's employees. Most automobiles are repossessed 30-45 days after the account initially becomes delinquent, although in some cases repossessions occur in less than 30 days. Repossessed vehicles are generally sold by Dealers on a consignment basis for the Company or through wholesale automobile auctions. See "Management's Discussion and Analysis -- Credit Loss Experience."

PREMIUM FINANCE BUSINESS

      Under the name TICO Premium Finance Company, the Company is engaged in the business of providing short-term financing of insurance premiums, primarily for personal lines of insurance such as automobile insurance purchased by Non-prime Borrowers, indirectly through independent insurance agents. Most agents who refer Premium Finance business to the Company are located in North Carolina, South Carolina and Virginia and represent insurance companies that either have a rating of C+ or better from A.M. Best & Company or participate in state-guaranteed reinsurance facilities. A small amount of the Company's business involves financing premiums for commercial lines of insurance for small businesses, including property and casualty, business automobile, general liability and workers' compensation. The Company also periodically makes bulk purchases of Premium Finance Contracts. At December 31, 1996, the average Premium Finance Contract account balance was $287. A substantial amount of the Company's Premium Finance business is derived from customers of the 19 independent insurance agencies owned by TIG which was acquired by the Company on October 31, 1996. At December 31, 1996 approximately 43% of Premium Finance Contracts outstanding were attributable to customers of TIG.

      When an individual purchasing insurance through an agent with whom the Company has an established relationship is unable to pay the full amount of the premium, the agent will offer a Premium Finance Contract that allows the insured to make a down payment and finance the balance of the premium. Because the Company is able to cancel the insurance policy generally within a period of 23 to 28 days after the due date of a delinquent payment and receive a refund of the unearned portion of the premium, the creditworthiness of the insured is a less important factor than the size of the down payment and an efficient and effective system for servicing and collecting the portfolio of Premium Finance Contracts.

      The typical term of a Premium Finance Contract ranges from three to eight months depending primarily upon the term of the underlying insurance policy, which in most cases is six months but in some cases may be as long as 12 months. The required down payment ranges from 20% to 50% of the premium depending upon the state in which the insured resides, the term of the underlying insurance contract, the identity of the agency and the insured's financial circumstances. The smaller the down payment by the customer on a Premium Finance Contract (and the resulting higher original principal balance of the loan), the greater the Company's risk that the amount of the unearned premium at the time of a payment default will not be sufficient to cover the unpaid principal balance of the loan. Conversely, the higher the down payment (and the resulting lower original principal balance of the loan), the lower the Company's risk of loss in the event of a payment default. The Company allows a down payment of 20% only on Premium Finance Contracts for policies sold by certain "non-standard" insurance agencies operated by TIG in North Carolina. At December 31, 1996, such Premium Finance Contracts represented approximately $1.1 million, or 36%, of total Premium Finance Contracts outstanding. Because the original principal balance of such Premium Finance Contracts is larger than it would be if higher percentage down payments were required, the Company's risk of loss is increased.

      The Company generally imposes the maximum finance charges and late fees permitted by law for Premium Finance Contracts, which are subject to extensive regulation in the states where the Company engages in this business. All of the states in which the Company operates permit assessment of a fee of up to $15 on each Premium Finance Contract and a maximum interest rate of 12% per annum. After the Premium Finance Contract is originated, the Company sends the insured a payment coupon book to serve as a reminder of the payment due dates. Although most payments are received by mail, in some instances payments are made directly to the agent who wrote the underlying insurance contract and then forwarded to the Company. If a payment is not received by the sixth day after the due date, a late fee is added to the past due payment and a notice of intent to cancel the underlying insurance policy is mailed to the insured. If payment is not received by the tenth day after the notice of intent to cancel is mailed (the 15th day in South Carolina), the Company mails a notice of cancellation advising the insured that the Company will cancel the underlying insurance policy in seven days unless payment is received. If the insured fails to make payment by the seventh day, using a power of attorney provided by the insured at the time the insurance was purchased, the Company notifies the insurance company to cancel the underlying insurance policy. Upon receipt of this notice the insurance company remits to the Company the unearned portion of the premium, if any. The Company's procedures for providing notices to borrowers are set up to provide a parallel set of notices to the agent who wrote the underlying insurance policy.

INSURANCE AGENCY OPERATIONS

      With the acquisition of TIG on October 31, 1996, the Company began selling on an agency basis various lines of automobile, property and casualty, life and accident and health insurance. The Company does not assume any underwriting risk in connection with its insurance agency activities. All underwriting risk is assumed by the insurance companies TIG represents. The Company is paid a commission by the insurance company for which business is placed. On some policies the Company is eligible for additional commission payments (profit sharing) if the loss experience on the business falls below specified levels. In 1996, profit sharing represented 2.2% of revenues. Future profit sharing percentages may be higher or lower, depending upon the performance of the underlying policies. The Company currently has approximately 28,500 insurance customers.

FINANCING

      The maintenance of sufficient capital resources to support its operations is integral to the Company's business and growth strategy. The Company's external capital resources presently consist of two credit facilities extended by Finova Capital Corporation ("Finova"), a note secured by the Company's airplane and unsecured notes payable to two insurance companies and certain unrelated individuals. See "Management's Discussion and Analysis -- Liquidity and Capital Resources."

      The Company's revolving credit facility (the "Revolving Credit Facility") consists of two tranches. The primary tranche provides for advances of up to $70 million and the secondary tranche provides for advances of up to $10 million during their respective terms, both of which expire on July 31, 1998, subject to the limitation that advances under each tranche of the Revolving Credit Facility may not exceed an amount equal to specified percentages of Net Finance Receivables. The interest rate for borrowings is the prime rate published by Citibank, N.A. (or other money center bank designated by Finova) plus one percent per annum for the primary tranche and plus five percent per annum for the secondary tranche. The interest rate is adjusted monthly to reflect fluctuations in the designated prime rate. As of March 14, 1997, the interest rate was 9.25% for the primary tranche and 13.25% for the secondary tranche. Accrued interest on borrowings is due monthly. Principal is due in full on the maturity date and can be prepaid without penalty. The Revolving Credit Facility is secured by substantially all of the Company's assets other than its TIG stock and requires the Company to comply with certain restrictive covenants, including covenants to maintain a certain debt to equity ratio, tangible net worth, annual net income within prescribed limits, and a covenant to limit annual distributions to shareholders to 50% of net income.

      TIG, also maintains a credit facility with the Finova. The Insurance Facility is used to provide operating liquidity and fund agency acquisitions. The Insurance Facility provides for borrowings of up to $3 million through March 31, 1998. As of March 14, 1997, $1.6 million was outstanding under the Insurance Facility and $1.4 million was available for additional borrowing. Funds borrowed under the Insurance Facility bear interest at a rate equal to a designated prime rate plus three percent per annum. At March 14, 1997, the interest rate on borrowings under the facility was 11.25%. Amounts outstanding may not exceed specified percentages of net insurance commissions. The insurance facility is secured by substantially all of TIG's assets.

      At March 14, 1997, the Company had approximately $1.0 million of unsecured debt. This debt includes a note payable to American Bankers Insurance Company of Florida in the amount of $500,000 which matures on May 16, 1998 and bears interest at the prime rate reported in The Wall Street Journal plus two percent, which is adjusted quarterly to reflect fluctuations in the prime rate, and a note payable to Kramer-Wilson Company Insurance Services in the amount of $250,000 which is callable upon 60 days notice and bears interest at a designated prime rate plus two percent, adjusted monthly. The balance of the Company's unsecured debt on such date consisted of notes payable to certain unrelated individuals. These notes bear interest at 8-12% per annum payable on a quarterly or annual basis. In addition, at December 31, 1996 the Company had a note payable to Green Tree Financial Servicing Corporation in the amount of $540,600. This note bears interest at 8.99% per annum, payable monthly, and is secured by an airplane owned by the Company.

COMPETITION

      The non-prime consumer credit market for used automobile finance and personal loans is highly competitive and fragmented. Historically, commercial banks, savings and loans, credit unions, financing arms of automobile manufacturers and other lenders providing traditional consumer financing have not consistently served the non-prime segment of the consumer finance market. Recently, however, several large bank holding companies have acquired used car finance companies in an effort to recapture some of the customers they have rejected on the basis of their rigid credit scoring systems. The Company faces increasing competition from a number of companies providing similar financing to individuals that cannot qualify for traditional financing. These include a number of well-capitalized public companies which have only recently entered the business of purchasing Automobile Sales Contracts and are seeking to rapidly expand their business. The Company believes that currently its primary competitor is TransSouth Financial Corporation, a financial services company, which operates in most of the markets where the Company operates. The Company also competes with numerous small, regional consumer finance companies. Many of these competitors or potential competitors, including TransSouth Financial Corporation, have significantly greater resources than the Company and have pre-existing relationships with established networks of Dealers. To the extent that any of such lenders significantly expand their activities in the markets where the Company operates or plans to operate, the Company could be materially adversely effected. The basis on which the Company competes with others in used car financing is primarily the price paid for Automobile Sales Contracts, which is a function of the amount of the dealer reserve, and the reliability of service to participating dealers. The basis on which the Company competes with others in making Direct Loans is the interest rate charged and customer service.

      The size of the Company's average Automobile Sales Contract is considerably smaller than that of many other companies engaged in purchasing Automobile Sales Contracts. The Company believes this is due in large part to the fact that most of the Company's competitors are seeking to do business primarily with franchised dealers selling late-model, lower mileage used cars for significantly higher prices than the cars offered for sale by the Dealers with which the Company has relationships, which tend to be somewhat older with higher mileage on the odometer. Because the costs of servicing and collecting a portfolio of finance receivables increases with the number of receivables included in the portfolio, the Company believes that many apparent potential competitors will choose not to do business with the type of Dealer targeted by the Company.

      The Premium Finance business, particularly for personal lines of insurance, is also highly fragmented and competitive. Because interest rates are highly regulated, competition is primarily on the basis of customer service, response time and the required amount of down payment. There are numerous independent finance companies specializing in Premium Finance for personal lines of insurance. In addition, many independent insurance agencies finance premiums for their customers either directly or through an affiliate. Some bank holding companies have subsidiaries that finance premiums on insurance sold by other subsidiaries of the holding company as well as by independent agents.

      The independent insurance agency industry is also highly competitive. There are numerous other independent agencies in most of the markets where the Company's insurance offices are located. There are also direct agents for various insurers located in some of the markets. The Company competes primarily on the basis of service and convenience. The Company attempts to develop and maintain long-term customer relationships through low employee turnover and responsive service representatives and offers virtually all types of insurance coverage.

REGULATION

      Consumer finance companies are subject to extensive supervision and regulation under state and federal statutes and regulations. Depending upon the nature of the transactions entered into by the consumer finance company and the states in which it does business, governmental statutes and regulations may require the lender to obtain licenses and meet specified minimum qualifications, limit the interest rates, fees and other charges for which the borrower may be assessed, limit or prescribe certain other terms and conditions of the financing, govern the sale and terms of related insurance products and define and limit the right to repossess and sell collateral.

      The relevant federal statutes include the Truth In Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act ("RESPA"). These statutes generally are enforced against consumer finance companies by the Federal Trade Commission and are supplemented by regulations promulgated by this and other federal agencies. In general, these laws require the Company to provide certain disclosures to prospective borrowers, prohibit misleading advertising, protect against discriminatory lending practices and prohibit unfair credit practices. Among the principal disclosure items under the Truth In Lending Act are the terms of repayment, the final maturity, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer credit reporting agency. Regulations promulgated by the Federal Trade Commission limit the types of property a creditor may accept as collateral to secure a consumer loan and provide for the preservation of the consumer's claims and defenses when a consumer obligation such as an Automobile Sales Contract is assigned to a subsequent holder such as the Company. RESPA imposes specific disclosure requirements, escrow account and borrower inquiry procedures and kickback and referral fee prohibitions upon lenders whose portfolio of receivables secured by first or second liens on residential real property exceeds a specified dollar amount.

      The Company presently purchases Automobile Sales Contracts in Georgia, North Carolina, South Carolina, Tennessee and Virginia, originates Direct Loans in South Carolina and North Carolina and Tennessee, and originates Premium Finance Loans in North Carolina, South Carolina and Virginia. Interest rates on Premium Finance Contracts are subject to statutory ceilings in all three states. See "Premium Finance." Interest rates on Automobile Sales Contracts are subject to statutory ceilings only in North Carolina. See "Automobile Sales Contract Purchases -- Origination of Automobile Sales Contracts." Direct Loans are subject to statutory ceilings only in North Carolina and Tennessee. See "Direct Loans Program." Each state regulates other aspects of the Company's business, such as charges for insurance, forms of collateral, application of payments, default charges, repossession and disclosure matters, in varying degrees. Such regulations may require the licensing of the Company or one or more of its offices. The Company's offices also may be subject to periodic examination by the division of state government charged with enforcing consumer finance statutes and regulations. In some instances, state statutes and regulations impose more stringent disclosure and antidiscriminatory provisions than comparable federal provisions and may impose specific statutory liabilities upon and create causes of action against creditors who fail to comply with such provisions.

      The Company also is subject to state statutes and regulations governing insurance agents in connection with its sales of credit and other insurance, which may require that officers and employees involved in the sale of insurance products be licensed, govern the commissions that may be paid to agents in connection with the sale of credit insurance and limit the premium amount charged for insurance.

      The Company believes that it operates in substantial compliance with all applicable statutes and regulations relevant to its consumer finance and insurance activities and that Automobile Sales Contracts purchased individually or in bulk have been originated in compliance with these provisions. Violations of the provisions described above may result in private actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against prohibited practices, the potential forfeiture of rights to repayment of loans and the revocation of licenses granted by state regulatory authorities. Adverse changes in the statutes and regulations to which the Company's business is subject, or in the enforcement or interpretation thereof, could have a material adverse effect on the Company's business. Moreover, a reduction in the existing statutory maximum rates or the imposition of maximum rates below those presently charged by the Company in unregulated jurisdictions would directly impair the Company's profitability.

EMPLOYEES

      As of December 31, 1996, the Company employed 198 persons, none of whom was covered by a collective bargaining agreement. Of that total, 26 were located in the Company's headquarters in Lancaster, South Carolina and 172 were located in the Company's other offices. The Company generally considers its relationships with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's executive offices are located in Lancaster, South Carolina in a leased office facility of approximately 12,000 square feet. The lease expires in September 1999, but includes an option to renew for an additional five-year term. The Company leases the facilities, in some instances from affiliates, in which its branch offices are located. These offices range in size from approximately 800 square feet to 2,200 square feet, and are under leases expiring on dates ranging from April 1997 to December 2001, most of which include renewal options for periods ranging from two to five years. The monthly rental rates for such offices range from $300 to $5,100 per month. Since most of the Company's business with Dealers is conducted by facsimile machine and telephone, the Company does not believe that the particular locations of its finance offices are critical to its business of purchasing Automobile Sales Contracts or its premium finance operations. Location is somewhat more important for the Company's Direct Loan and insurance agency operations. However, other satisfactory locations are generally available for lease at comparable rates and for comparable terms in each locality served by the Company.


ITEM 3. LEGAL PROCEEDINGS

      The Company presently is not a party to any legal proceedings nor is it aware of any material threatened litigation against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters during the fourth quarter of 1996 submitted to a vote of shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Due to the relatively small number of shares held by non-affiliates of the Company, there is no active and liquid trading market for the Company's common stock. The common stock does trade occasionally in the over-the-counter market and is quoted in the OTC Bulletin Board service operated by the National Association of Securities Dealers. At March 14, 1997 there were 283 stockholders of record based on information provided to the company. The following table presents high and low bid information for the common stock during the periods indicated. These quotations reflect prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                       High              Low

                  First quarter 1996                  $10.00             $9.13

                  Second quarter 1996                  10.25              8.75

                  Third quarter 1996                   10.25              9.00

                  Fourth quarter 1996                  11.00             10.00

The Company has not paid any dividends on common stock during the past two years. At the present time, there are no plans to pay any cash dividends on common stock. The Company plans to retain its earnings to finance the growth of the business. The Revolving CreditFacility restricts the Company from paying any cash dividends in excess of 50% of net income for the year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is a diversified consumer financial services company that, operating in Georgia, North Carolina, South Carolina, Tennessee and Virginia under the name "TICO Credit Company," is engaged in purchasing and servicing retail installment contracts ("Automobile Sales Contracts") originated by independent used automobile dealers ("Dealers") and making and servicing personal loans ("Direct Loans") to persons with limited credit histories, low incomes or past credit problems ("Non-prime Borrowers"). Under the name "TICO Premium Finance Company" in North Carolina and South Carolina and "Eagle Premium Finance" in Virginia, the Company finances insurance premiums ("Premium Finance Contracts"), primarily for personal lines of insurance purchased by Non-prime Borrowers through independent agents ("Premium Finance"). The Company also sells on an agency basis various insurance products (primarily credit life and credit accident and health) in conjunction with the purchase of Automobile Sales Contracts or the making of Direct Loans and, with the acquisition of TIG on October 31, 1996, began selling on an agency basis various lines of automobile, property and casualty, life and accident and health insurance.

HISTORICAL DEVELOPMENT AND GROWTH

      Prior to 1991, the Company primarily was engaged in making and servicing direct consumer and insurance premium finance loans to Non-prime Borrowers. In 1991, the Company made a strategic decision to begin diversifying its portfolio by actively seeking to finance purchases of used automobiles by Non-prime Borrowers. Management believed that the expertise it had developed in extending and servicing installment credit to Non-prime Borrowers would enable it to profitably finance used automobile purchases by borrowers having similar credit profiles. The Company facilitated its entry into this segment of the consumer credit industry by engaging additional senior and mid-level management personnel with substantial used automobile lending experience.

Since 1991, the Company has evolved into a diversified consumer financial services company engaged in used automobile lending through the purchase and servicing of Automobile Sales Contracts, the origination and servicing of Direct Loans and Premium Finance Contracts, and selling insurance products on an agency basis.

      The Company's business has experienced significant growth over the past three years. The following table sets forth certain information with regard to growth in the Company's finance receivable portfolio.

                                                                    Year Ended December 31,

                                                            1996                   1995                   1994
                                                            ----                   ----                   ----

AUTOMOBILE SALES CONTRACTS
        Total balance at year end, net (1)                $35,998,537            $22,788,837             $8,823,559
        Average account balance at year end                     3,699                  3,436                  2,317
        Interest income for the year                        8,361,396              5,031,402              1,990,268
        Average interest rate earned(2)                        27.98%                 28.92%                 31.10%
        Number of accounts at year end                          9,733                  6,632                  3,808

DIRECT LOANS
        Total balance at year end, net (1)                 $9,896,100             $9,460,798             $7,107,446
        Average account balance at year end                     1,324                  1,405                  1,175
        Interest income for the year                        2,941,705              2,248,168              2,305,296
        Average interest rate earned(2)                        30.01%                 31.60%                 34.66%
        Number of accounts at year end                          7,475                  6,736                  6,047

PREMIUM FINANCE CONTRACTS
        Total balance at year end, net (1)                 $2,846,451             $4,827,067             $1,482,009
        Average account balance at year end                       287                    336                    272
        Interest income for the year                          737,895                484,222                151,402
        Average interest rate earned(2)                        17.52%                 15.35%                 13.96%
        Number of accounts at year end                          9,931                 14,378                  5,442


---------------------------
 (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

 (2) Averages are computed using beginning and ending balances for the period presented.

      The Company believes the best opportunities for continued growth in its Automobile Sales Contract and Direct Loan portfolios lie in the opening of new finance offices in small to medium-sized markets in the states where the Company presently operates and contiguous states that management believes to be under served by its competitors. The Company opened two new finance offices in 1996 and plans to open at least two in 1997 and 1998. The Company estimates that the capital expenditure necessary for opening each new finance office is approximately $21,000. While there are certain risks associated with such expansion, the Company believes that its ability to identify and retain finance office management personnel having established relationships with Dealers, its expertise in extending and servicing credit to Non-prime Borrowers and other factors will enable it to manage anticipated growth in its finance office network and in its Automobile Sales Contract and Direct Loan portfolios. The Company will continue to expand its Premium Finance Contract portfolio by establishing and broadening relationships with insurance agencies having a client base in need of premium financing. The Company also periodically may make bulk purchases of Automobile Sales Contracts and Premium Finance Contracts if such purchases are deemed beneficial to the Company's competitive position and portfolio mix and will seek opportunities to expand its network of independent insurance agencies.

RECENT ACQUISITION AND EXPANSION ACTIVITIES

      On October 31, 1996, the Company acquired The Thaxton Insurance Group, Inc. ("TIG") by exchanging 300,000 shares of common stock in a private placement for all outstanding shares of capital stock of TIG. Pursuant to this acquisition, the Company acquired all of the property, plant and equipment of TIG, which operates 19 independent insurance agencies in North and South Carolina. The number of shares issued in the transaction was determined based upon a multiple of gross commissions collected by TIG during the twelve month period ended December 31, 1995, which were approximately $3.7 million, and the market value of the Company's shares issued in this transaction, taking into account the transferability restrictions applicable thereto. The shares were acquired from James D. Thaxton, William H. Thaxton, and Calvin L. Thaxton, Jr. James D. Thaxton is an executive officer, director and majority shareholder of the Company. William and Calvin Thaxton are James D. Thaxton's brothers. The Company operates TIG as a separate subsidiary.

     During 1996 the Company opened finance offices in Sumter, South Carolina and Augusta, Georgia. The Augusta office was the Company's first in Georgia. Both of the branch offices opened in 1996 are primarily focused upon Automobile Sales Contract origination. The Company also opened a mortgage lending office in Charlotte, North Carolina.

PROFITABILITY

         The following table sets forth certain data relating to the Company's profitability.


                                                      For the Years Ended December 31,
                                              1996                 1995                1994

 Average Net Finance Receivables(1)       $43,717,445          $26,710,887          $13,712,742
 Average notes payable(1)                  37,611,963           23,447,113           11,447,977

 Interest and fee income                   13,518,563            9,024,232            5,380,470
 Interest expense                           3,841,683            2,653,614            1,114,829
                                            ---------            ---------            ---------
 Net interest income                        9,676,880            6,370,618            4,265,641

 Average interest rate earned(1)               30.92%               33.78%               39.24%
 Average interest rate paid(1)                 10.21                11.32                 9.74
                                              ------               -----                 ------
 Net interest rate spread                      20.71               22.46                 29.50

 Net interest margin(2)                        22.14%              23.85%                31.11%

-------------
(1) Averages are computed using month-end balances during the year presented.

(2) Net interest margin represents net interest income divided by average Net Finance Receivables.

      The principal component of the Company's profitability is its net interest spread, the difference between interest earned on finance receivables and interest expense paid on borrowed funds. Statutes in some states regulate the interest rates that the Company may charge its borrowers while interest rates in other states are unregulated and consequently are established by competitive market conditions. There are significant differences in the interest rates earned on the various components of the Company's finance receivable portfolio. The interest rate earned on Automobile Sales Contracts generally is lower than the interest rates earned on Direct Loans due to competition from other lenders, superior collateral and longer terms. The interest rates earned on Premium Finance Contracts are state regulated and vary based on the type of underlying insurance and the term of the contract.

      Unlike the Company's interest income, its interest expenses are sensitive to general market fluctuations in interest rates. The interest rate paid to the Company's primary lender is based upon a published prime rate plus a set percentage. Thus, general market fluctuations in interest rates directly impact the Company's cost of funds. The Company intends to explore opportunities to fix or cap the interest rates paid on all or a portion of its borrowings, however, there can be no assurance that fixed rate financing or suitable interest-rate hedge facilities will be available on terms acceptable to the Company. The Company's general inability to increase the interest rates earned on finance receivables may impair its ability to adjust to increases in the cost of funds resulting from changes in market conditions. Accordingly, increases in market interest rates generally will narrow the Company's interest rate spread and lower its profitability while decreases in market interest rates generally will widen the Company's interest rates spreads and increase profitability.

The decline in net interest rate spread from 1994 to 1996 is attributable primarily to the increased level of Automobile Sales Contracts in the Company's finance receivable portfolio. The Company expects Automobile Sales Contracts to be the principal component of future growth in its finance receivable portfolio. If this growth in Automobile Sales Contracts occurs, the Company expects that its net interest spread will continue to narrow. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

      COMPARISON OF 1996 TO 1995. Gross finance receivables at December 31, 1996 were $63,106,601 versus $47,900,234 at December 31, 1995, a 32% increase. The primary component of this increase was Automobile Sales Contracts, which increased from $31,149,674 at December 31, 1995 to $47,603,138 at December 31, 1996, or 53%. The Company opened four finance offices in 1995 and two in 1996, all of which originated primarily Automobile Sales Contracts, generating a significant additional volume of such contracts. Premium Finance Contracts outstanding decreased from $5,046,110 at December 31, 1995 to $2,943,338 at December 31,1996, or 42%, due to the Company's decision to reduce origination activities in Virginia. Direct loans increased 7.3%, to $12,560,126 at December 31, 1996 compared to $11,704,450 at December 31,1995 due primarily to increased loan demand at the Company's existing finance offices.

      Unearned income at December 31, 1996 was $12,578,514 versus $9,731532 at December 31, 1995, a 29% increase which was directly related to the higher volume of Automobile Sales Contract originations during 1996. The provision for credit losses established for the year ended December 31, 1996 was $3,593,399, versus $890,337 for 1995. The increase in the provision for credit losses was due to strengthening the Company's allowance for credit losses in response to higher than expected loan losses and repossessions in the fourth quarter of 1996. The allowance for credit losses increased from $783,200 at December 31, 1995 to $2,195,000 at December 31, 1996. The allowance for credit losses as a percentage of Net Finance Receivables increased from 2.1% at December 31, 1995 to 4.5% at December 31, 1996.

      Cash levels decreased from $1,828,484 at December 31, 1995 to $421,465 at December 31, 1996. This decrease was due to the use of the proceeds of the Company's public offering on December 29, 1995 to pay down the Revolving Credit Facility on January 3, 1996.

       The following balance sheet amounts increased primarily due to the consolidation of TIG with the Company; premises and equipment, accounts receivable, goodwill and intangibles, notes payable to affiliates, accounts payable and employee savings.

      The growth in finance receivables during the year ended December 31, 1996 versus the comparable period in 1995 resulted in higher levels of interest and fee income. Interest and fee income for the year ended December 31, 1996 was $13,518,563, versus $9,024,232 for the year ended December 31, 1995, a 50%
increase. Interest expense also was higher, increasing to $3,841,683 for the year ended December 31, 1996 versus $2,653,614 for the year ended December 31, 1995, a 45% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund the larger finance receivable portfolio, offset somewhat by reduced interest rates payable by the Company to its primary lender under new agreements entered into in 1996.

      Net interest income for the year ended December 31, 1996 increased to $9,676,880 from $6,370,618 for 1995, a 52% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 7.8% decrease in net interest spread for the year ended December 31, 1996 versus 1995.

      Insurance premiums and commissions net of insurance cost increased to $2,145,423 for the year ended December 31, 1996 from $676,766 for 1995, a 217%
increase due to the higher levels of Automobile Sales Contract originations, the triggering event for most sales of insurance products to borrowers, and commissions generated on the sale of insurance policies by the insurance agency operations during the two months of 1996 following the acquisition of TIG.

      Operating expenses increased from $4,755,094 for the year ended December 31, 1995 to $7,395,640 for 1996, a 56% increase. The increase in expenses was due to opening new offices and expenses generated by the insurance agency operations during the two months following the acquisition of TIG, in addition to a general increase in costs associated with administering a significantly larger finance receivable portfolio, with average net loans outstanding increasing 63%.

      Net income decreased to $666,399 for the year ended December 31, 1996 from $921,069 for 1995. The decrease in net income was due to higher levels of net interest and insurance income, offset by a higher loss provision for credit losses and expenses.

      Stockholders' equity decreased from $7,177,890 at December 31, 1995 to $6,271,305 at December 31, 1996, as a result of retained earnings from after tax profits during the period, offset by the purchase of approximately 140,000 shares of the Company's common stock which was owned by TIG at the time of the acquisition of TIG.

      COMPARISON OF 1995 TO 1994. Gross finance receivables at December 31, 1995 were $47,900,234 versus $22,450,280 at December 31, 1994, a 113% increase. The primary component of this increase was Automobile Sales Contracts, which increased from $11,879,474 at December 31, 1994 to $32,455,654 at December 31, 1995, or 173%. The Company opened four branch offices in 1995, which generated a significant volume of Automobile Sales Contracts. Premium Finance Contracts were up 226%, primarily due to the purchase of Eagle Premium Finance Company in September of 1995.

      Unearned income at December 31, 1995 was $9,731,532 versus $4,405,266 at December 31, 1994, a 121% increase which was directly related to the higher volume of Automobile Sales Contract originations during 1995. The provision for credit losses established for the year ended December 31, 1995 was $890,337, versus $481,063 for 1994, an 85% increase. The percentage increase in the provision for credit losses was less than the percentage increase in Net Finance Receivables because the primary component of the increase in Net Finance Receivables was Automobile Sales Contracts, which generally result in lower charge-offs than Direct Loans due to dealer reserves and the relative importance of automobiles versus other assets used by Non-prime Borrowers to collateralize their short-term debts. The allowance for credit losses as a percentage of Net Finance Receivables decreased from 2.4% at December 31, 1994 to 2.1% at December 31, 1995.

      Cash levels increased from $248,842 at December 31, 1994 to $1,828,484 at December 31, 1995. This increase was due to the receipt of the proceeds of the Company's public offering on December 29, 1995. The excess cash was used to pay down the Revolving Credit Facility on January 3, 1996.

      Notes payable to affiliates decreased from $1,046,058 at December 31, 1994 to zero at December 31, 1995, due to repayment of affiliated indebtedness and conversion of affiliated indebtedness to equity. See "Item 12 Certain Relationships and Related Transactions-Conversion and Repayment of Subordinated Debt"

      The growth in finance receivables during the year ended December 31, 1995 versus the comparable period in 1994 resulted in higher levels of interest and fee income. Interest and fee income for the year ended December 31, 1995 was $9,024,232, versus $5,380,470 for the year ended December 31, 1994, a 68%
increase. Interest expense also was higher, increasing to $2,653,614 for the year ended December 31, 1995 versus $1,114,829 for the year ended December 31, 1994, a 138% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations and a higher cost of funds due to increases in the prime rate and in the contract rate in excess of the prime rate paid to the Company's primary lender.

      Net interest income for the year ended December 31, 1995 increased to $6,370,618 from $4,265,641 for 1994, a 49% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 24% decrease in net interest spread for the year ended December 31, 1995 versus 1994.

      Insurance commissions net of insurance cost increased to $676,766 for the year ended December 31, 1995 from $375,720 for 1994, a 80% increase primarily due to the higher levels of Automobile Sales Contract originations, the triggering event for most sales of insurance products to borrowers.

      Operating expenses increased from $2,888,819 for the year ended December 31, 1994 to $4,755,094 for 1995, a 64% increase. The increase in expenses was due to opening new offices and expenses associated with the Company's initial public offering, including one additional executive officer, in addition to a general increase in costs associated with administering a significantly larger finance receivable portfolio.

      Net income increased to $921,069 for the year ended December 31, 1995 from $816,352 for 1994. The increase in net income was due to higher levels of net interest and insurance income, partially offset by higher loss provisions and expenses.

      Stockholders' equity increased from $2,674,188 at December 31, 1994 to $7,177,890 at December 31, 1995, a 168% increase, as a result of the proceeds of the initial public offering, conversion of subordinated debt to equity, and retained earnings from after tax profits during the period, offset in part by the conversion of $700,000 in preferred stock to debt during the second quarter of 1995. The Company completed a "best efforts" initial public offering on December 29, 1995. The Company offered for sale up to 1,400,000 shares, with a minimum of 350,000 shares, at a price of $9 per share. The offering resulted in the sale of 418,057 shares, including 138,890 shares purchased by TIG. The proceeds of the offering, net of expenses, were $3,210,133.

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

      Under the Company's dealer reserve arrangements, when a Dealer assigns an Automobile Sales Contract to the Company, the Company withholds a certain percentage of the principal amount of the contract, usually between five and ten percent (the "Discount Percentage"). The amounts withheld from a particular Dealer are recorded in a subsidiary ledger account (the "Specific Reserve Account"). Any losses incurred on Automobile Sales Contracts purchased from that Dealer are charged against its Specific Reserve Account. If at any time the balance of a dealer's Specific Reserve Account exceeds the amount derived by applying the Discount Percentage to the total amount of principal and interest due under all outstanding Automobile Sales Contracts purchased from such dealer (the "Excess Dealer Reserve"), the Dealer is entitled to receive distributions from the Specific Reserve Account in an amount equal to the Excess Dealer Reserve. If the Company is continuing to purchase Automobile Sales Contracts from a dealer, distributions of Excess Dealer Reserves generally are paid quarterly. If the Company is not continuing to purchase Automobile Sales Contracts from a dealer, distributions of Excess Dealer Reserves are not paid out until all Automobile Sales Contracts originated by that dealer have been paid in full. The aggregate balance of all Specific Reserve Accounts, including unpaid Excess Dealer Reserves, are reflected in the balance sheet as a reduction of finance receivables. The Company's allowance for credit losses is charged only to the extent that the loss on an Installment Contract exceeds the originating Dealer's Specific Reserve Account at the time of the loss.

      The Company periodically purchases Automobile Sales Contracts in bulk. In a bulk purchase arrangement, the Company typically purchases a portfolio of Automobile Sales Contracts from a dealer at a discount to par upon a review and assessment of the portfolio by the Company's management. This discount is maintained in a separate account against which losses on the bulk portfolio purchased are charged. To the extent losses experienced are less than the discount, the remaining discount is accreted into income.

      The following table sets forth the Company's allowance for credit losses at December 31, 1996, 1995, and 1994 and the credit loss experience over the periods presented.

                                                                  At or for the Years Ended December 31,
                                                                1996                 1995               1994
 Net finance receivables (1)                                $50,447,410          $38,168,681          $17,413,014
 Allowance for credit losses                                  2,195,000              783,200              424,425
 Allowance for credit losses as a percentage of                   4.35%                2.05%                2.44%
 net finance receivables (1)
 Dealer reserves and discounts on bulk purchases              1,747,000           $1,091,979             $631,709
 Dealer reserves and discounts on bulk purchases                  4.64%                4.91%                6.68%
 as percentage of Net Automobile Sales Contracts
 at period end
 Allowance for credit losses and dealer reserves             $3,942,000           $1,875,179           $1,056,134
 and discount on bulk purchases
 Allowance for credit losses and dealer reserves                  7.81%                4.91%                6.07%
 and discount on bulk purchases as a percentage
 of finance receivables
 Provision for credit losses                                 $3,593,399             $890,337             $481,063
 Charge-offs (net of recoveries)                              2,210,441              821,806              426,624
 Charge-offs (net of recoveries) as a percentage                  5.06%                3.08%                3.11%
 of average net finance receivables

---------------------

(1) Net finance receivable balances are presented net of unearned finance charges only

The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                          At December 31,
                                                 1996             1995          1994
                                                 ----             ----         ----
 Automobile Sales Contracts and Direct        $470,1430       $179,8315       $110,030
 Loans contractually past due 90 days or
 more(1)

 Automobile Sales Contracts and Direct       45,894,637      32,249,635     15,931,005
 Loans (1)
 Automobile Sales Contracts and Direct             1.02%           0.56%             .69%
 Loans contractually past due 90 days or
 more as a percentage of Automobile
 Sales  Contracts and Direct Loans

----------------------
      (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.


      The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                             At December 31,
                                                             1996                  1995                 1994
                                                             ----                  ----                 ----
Premium finance contracts contractually                  $100,633               $99,537              $26,418
past due 60 days or more(1)
Premium finance contracts outstanding(1)                2,846,451             4,827,067            1,482,009
Premium finance contracts contractually
past due 60 days or more as a percentage of                  3.5%                  2.1%                 1.8%
premium finance contracts

----------------------------

(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases

LIQUIDITY AND CAPITAL RESOURCES

      The Company generally finances its operations and new offices through cash flow from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility is extended by Finova and consists of two tranches. The primary tranche provides for advances of up to $70 million and the secondary tranche provides for advances of up to $10 million during their respective terms, both of which expire on July 31, 1998, subject to the limitation that advances under each tranche of the Revolving Credit Facility may not exceed an amount equal to specified percentages of Net Finance Receivables. As of February 28, 1997, $41.3 was outstanding under the Revolving Credit Facility and there was $38.7 available for additional borrowing. The interest rate for borrowings is the prime rate published by Citibank, N.A. (or other money center bank designated by Finova) plus one percent per annum for the primary tranche and plus five percent per annum for the secondary tranche. The Revolving Credit Facility agreement, amended on July 28, 1996, provides for a lower fixed percentage over prime than did the previous agreement. The Revolving Credit Facility imposes several financial and other covenants, including leverage tests, dividend restrictions, and minimum net worth requirements. The Company does not believe these covenants will materially limit its business or its expansion strategy.

      Cash flows from financing activities during the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                 Year Ended December 31,
                                                         1996            1995               1994
                                                         ----            ----               ----
 Revolving Credit Facility                           $8,941,444      $16,538,315        $5,851,419
 Other Notes Payable                                  1,292,851        (746,058)            82,672
 Dividends Paid on Preferred Stock                          -0-         (17,500)           (52,500)
 Common Stock                                               -0-        3,210,133
                                                            ---        ---------        -----------
 Total                                              $10,234,295      $18,984,890        $5,881,591
                                                    ===========      ===========         ==========


 Management believes that the recent increase in the maximum borrowings available under the Revolving Credit Facility, in addition to cash expected to be generated from operations, will provide the resources necessary to pursue the Company's business and growth strategy through 1997. The company is currently investigating several options for raising additional funds to support growth in future years.

IMPACT OF INFLATION AND GENERAL ECONOMIC CONDITIONS

      Although the Company does not believe that inflation directly has a material adverse effect on its financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. Because the Company borrows funds on a floating rate basis and generally extends credit at the maximum interest rates permitted by law or market conditions, increased interest rates would increase the Company's cost of funds and could materially impair the Company's profitability. The Company intends to explore opportunities to fix or cap the interest rates on all or a portion of its borrowings; however, there can be no assurance that fixed rate or capped rate financing will be available on terms acceptable to the Company. Inflation also can affect the Company's operating expenses. The Company's business could be affected by other general economic conditions in the United States, including economic factors affecting the ability of its customers or prospective customers to purchase used automobiles and to obtain and repay loans.

ACCOUNTING MATTERS

   The Company adopted statement of Financial Accounting Standard (SFAS) No. 121 and SFAS No. 123 during 1996. The adoption of these standards had no impact on results of operations or financial position in 1996. In addition, the Financial Accounting Standards Board has issued SFAS No. 125, as amended by SFAS No. 127, which the Company will adopt in 1997. Based on the Company's current operations, adoption of these standards is not expected to have a material impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS
                             THE THAXTON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
The Thaxton Group, Inc.

We have audited the accompanying consolidated balance sheets of The Thaxton Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Thaxton Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.






March 14, 1997                                       KPMG Peat Marwick LLP

                             THE THAXTON GROUP, INC.


                           Consolidated Balance Sheets

                           December 31, 1996 and 1995



              Assets                                                                     1996              1995
              ------                                                                     ----              ----

Cash                                                                             $        421,465          1,828,484

Finance receivables, net                                                               46,546,087         36,293,502

Premises and equipment, net                                                             1,947,210            706,301
Accounts receivable                                                                     1,269,384            266,354
Repossessed automobiles                                                                 1,166,495            500,300
Goodwill and other intangible assets                                                    3,463,814            337,307
Other assets                                                                            1,867,112            759,258
                                                                                   --------------    ---------------

                Total assets                                                     $     56,681,567         40,691,506
                                                                                   ==============    ===============


              Liabilities and Stockholders' Equity

Accrued interest payable                                                                  387,237            350,793
Notes payable                                                                          46,345,883         32,503,000
Notes payable to affiliates                                                               743,621                 -
Accounts payable                                                                        1,350,306            231,122
Employee savings plan                                                                   1,098,457            100,858
Other liabilities                                                                         484,758            327,843
                                                                                   --------------    ---------------

                Total liabilities                                                      50,410,262         33,513,616

Common stock, $ .01 par value; authorized 50,000,000 shares, issued and outstanding 3,932,178 shares in 1996 and
    3,777,173 shares in 1995                                                               39,322             37,772
Additional paid-in-capital                                                              3,504,027          5,168,561
Deferred stock award                                                                     (720,000)          (810,000)
Retained earnings                                                                       3,447,956          2,781,557
                                                                                   --------------    ---------------

                Total stockholders' equity                                              6,271,305          7,177,890
                                                                                   --------------    ---------------

                Total liabilities and stockholders' equity                       $     56,681,567         40,691,506
                                                                                   ==============    ===============



See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.


                        Consolidated Statements of Income

                  Years Ended December 31, 1996, 1995 and 1994


                                                                     1996                1995              1994
                                                                     ----                ----              ----

Interest and fee income                                      $     13,518,563           9,024,232          5,380,470
Interest expense                                                    3,841,683           2,653,614          1,114,829
                                                               --------------       -------------     --------------

    Net interest income                                             9,676,880           6,370,618          4,265,641

Provision for credit losses                                         3,593,399             890,337            481,063
                                                               --------------       -------------     --------------

    Net interest income after provision
       for credit losses                                            6,083,481           5,480,281          3,784,578

Other income:
    Insurance premiums and commissions, net                         2,145,423             676,766            375,720
    Other income                                                      136,141               30,082             9,061
                                                              ---------------        -------------    --------------
                Total other income                                  2,281,564             706,848            384,781

Operating expenses:
    Compensation and employee benefits                              3,748,303           2,682,129          1,719,612
    Telephone, postage, and supplies                                  800,763             580,568            379,691
    Net occupancy                                                     739,144             457,245            307,839
    Reinsurance claims expense                                        516,194             310,231             42,228
    Insurance                                                         193,670             120,979            103,427
    Collection expense                                                242,985             135,002             91,472
    Travel                                                            149,389              98,368             54,309
    Professional fees                                                 175,821             162,897             47,569
    Other                                                             829,371             207,675            142,672
                                                               --------------       -------------     --------------

                Total operating expenses                            7,395,640           4,755,094          2,888,819
                                                               --------------       -------------     --------------

    Income before income tax expense                                  969,405           1,432,035          1,280,540

Income tax expense                                                    303,006             510,966            464,188
                                                               --------------       -------------     --------------

    Net income  $                                                     666,399             921,069            816,352
                                                                     ========              =======            =======

    Earnings per share                                       $          0.18                0.29              0.26
                                                               =============        ============      ============

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.


                 Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 1996, 1995 and 1994



                                                                Additional     Deferred                            Total
                                         Common     Preferred   Paid-in-        Stock          Retained      Stockholders'
                                          Stock       Stock      Capital        Award          Earnings         Equity

Balance at December 31, 1993          $   31,480     700,000       64,720            -        1,131,636      1,927,836

Dividends paid on preferred
     stock ($.10)                             -           -            -             -          (70,000)       (70,000)

Net income                                    -           -            -             -          816,352        816,352
                                       ---------   ---------   ----------   ------------  --------------   ------------

Balance at December 31, 1994              31,480     700,000       64,720            -        1,877,988      2,674,188

Issued 418,057 shares of
    common stock in public offering        4,181          -     3,205,952            -              -        3,210,133

Dividends paid on
    preferred stock ($.025)                    -          -            -             -          (17,500)       (17,500)

Conversion of 700,000 shares
    of preferred stock to
    $700,000 of debt                           -    (700,000)          -             -              -         (700,000)

Issuance of 100,000 shares
     as a restricted stock award          1,000           -         899,000    (900,000)            -

Vesting of 10,000 shares
     of stock award                            -          -            -         90,000             -           90,000

Conversion of $1,000,000
     subordinated debt into
     111,111 shares of stock              1,111           -         998,889          -              -
1,000,000

Net income                                    -           -            -             -          921,069        921,069
                                       ---------   ---------   ----------  ------------  --------------   ------------

Balance at December 31, 1995              37,772          -     5,168,561      (810,000)      2,781,557      7,177,890

Issuance of 300,000 shares
    to purchase Thaxton
    Insurance Group                        3,000          -      (356,269)          -               -         (353,269)

Employee stock grant                          17          -        16,828           -               -           16,845

Purchase and retirement
    of 146,675 shares of stock            (1,467)         -    (1,325,093)          -               -       (1,326,560)

Vesting of 10,000 shares
    of stock award                            -           -            -        90,000              -           90,000

Net income                                    -           -            -             -          666,399        666,399
                                       ---------   ---------   ----------  ------------      -----------   ------------

Balance at December 31, 1996         $    39,322          -     3,504,027      (720,000)      3,447,956      6,271,305
                                       =========   =========    =========  ============       =========      =========


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.


                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1996, 1995 and 1994


                                                                        1996                1995              1994
                                                                         ----                ----              ----
Cash flows from operating activities:
    Net income  $                                                      666,399            921,069            816,352
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Provision for credit losses                               3,593,399            890,337            481,063
           Depreciation and amortization                               444,829            235,795            133,040
           Deferred taxes                                              (21,091)          (165,968)           (43,380)
           Vesting of stock award                                       90,000             90,000                 -
           Compensatory grant of stock to employees                     16,845                 -                  -
           (Gain) loss on sale of premises and
                equipment                                              (21,363)            (3,500)             8,000
           Gain on sale of investments                                      -             (11,222)                -
           Increase in other assets                                   (924,896)          (371,612)           (51,612)
           Increase in accrued interest
                payable and other liabilities                           65,198            414,819             45,857
                                                                --------------      -------------     --------------

                Net cash provided by operating
                   activities                                        3,909,320          1,999,718          1,389,320
                                                                --------------      -------------     --------------

Cash flows from investing activities:
    Net increase in finance receivables                            (14,512,179)       (18,750,407)        (6,984,394)
    Capital expenditures for premises and equipment                 (1,187,923)          (472,438)          (204,466)
    Proceeds from sale of premises and equipment                        58,061              3,500                 -
    Proceeds from the sale of investments                                   -              23,222                 -
    Purchase of premium finance company, net of
       acquired cash equivalents                                            -            (208,843)                -
    Cash acquired in acquisition of Thaxton
       Insurance Group                                                  91,407                 -                  -
                                                               ---------------      -------------     -------------

                Net cash used by investing activities              (15,550,634)       (19,404,966)        (7,188,860)
                                                               ---------------      -------------     --------------

Cash flows from financing activities:
    Proceeds from the issuance of common stock                              -           3,210,133                 -
    Dividends paid                                                          -             (17,500)           (52,500)
    Net increase in line of credit                                   8,941,444         16,538,315          5,851,419
    Proceeds from issuance of notes payable                          1,567,440                 -              82,672
    Repayments of notes payable                                       (274,589)          (746,058)                -
                                                                --------------      -------------     -------------

                Net cash provided by financing
                   activities                                       10,234,295         18,984,890          5,881,591
                                                                --------------      -------------     --------------

Net increase (decrease) in cash                                     (1,407,019)         1,579,642             82,051
Cash at beginning of year                                            1,828,484            248,842            166,791
                                                                --------------      -------------     --------------

Cash at end of year                                           $        421,465          1,828,484            248,842
                                                                ==============      =============     ==============

Supplemental disclosures of cash flow information: Cash paid during the year for:
       Interest                                               $      3,805,239          2,469,372          1,042,900
       Income taxes                                           $        554,651            834,325            577,397
Noncash financing activities:
    Issuance of common stock to effect acquisition                     353,269                 -                  -
    Conversion of preferred stock to notes payable                          -             700,000                 -
    Conversion of subordinated debt to common stock                         -           1,000,000                 -


See accompanying notes to consolidated financial statements.

                                                                  (Continued)
                             THE THAXTON GROUP, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


(1)    Summary of Significant Accounting Policies

       The Thaxton Group, Inc. (the Company) is incorporated under the laws of the state of South Carolina and operates branches in South Carolina, North Carolina, Georgia, Virginia and Tennessee. The Company is a diversified consumer finance company that is engaged primarily in purchasing and servicing retail installment contracts purchased from independent used car dealers and making and servicing personal loans to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. (TIG), which was acquired by the Company in 1996. The Company provides reinsurance through a wholly-owned subsidiary, TICO Reinsurance, Ltd. (TRL). All significant intercompany accounts and transactions have been eliminated in consolidation.

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

       Reclassifications of certain amounts in the 1995 and 1994 consolidated financial statements have been made to conform with the financial statement presentation for 1996. The reclassifications have no effect on net income or shareholders' equity as previously reported.

       The following is a description of the more significant accounting and reporting policies which the Company follows in preparing and presenting its financial statements.

       (a)    INTEREST AND FEE INCOME

              Interest income from finance receivables is recognized using the interest (actuarial) method on an accrual basis. Accrual of income on finance receivables continues until the receivable is either paid off in full or is charged off. Fee income consists primarily of late fees which are credited to income when they become due from borrowers. For receivables which are renewed, interest income is recognized using a method similar to the interest method.

       (b)    ALLOWANCE FOR CREDIT LOSSES

              Additions to the allowance for credit losses are based on management's evaluation of the finance receivables portfolio considering current economic conditions, overall portfolio quality, charge-off experience, and such other factors which, in management's judgment, deserve recognition in estimating credit losses. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible or six months has elapsed since the date of the last payment, whichever occurs first. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

                             THE THAXTON GROUP, INC.

                          Notes to Financial Statements

                                                                    (Continued)
       (c)    NON-FILE INSURANCE

              Non-file insurance is written in lieu of recording and perfecting the Company's security interest in the assets pledged to secure certain loans. Non-file insurance premiums are collected from the borrower on certain loans at inception and renewal and are remitted directly to an unaffiliated insurance company. Certain losses related to such loans, which are not recoverable through life, accident and health, or property insurance claims, are reimbursed through non-file insurance claims subject to policy limitations.
              Any remaining losses are charged to the allowance for credit losses.

       (d)    PREMISES AND EQUIPMENT

              Premises and equipment are reported at cost less accumulated depreciation which is computed using the straight-line method for financial reporting and the accelerated methods for tax purposes. Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

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

              Insurance commissions earned by TIG are recognized as services are performed in accordance with TIG's contractual obligations with the underwriters, but not before protection is placed with insurers.

       (f)    EMPLOYEE SAVINGS PLAN

              The Company offers a payroll deduction savings plan to all its employees. The Company pays interest monthly at an annual rate of 10% on the prior month's ending balance. Employees may withdraw savings on demand.

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

       (h)    EARNINGS PER SHARE

              Earnings per share is calculated using the weighted average shares outstanding of 3,803,620, 3,151,448 and 3,148,000 for 1996, 1995
              and 1994, respectively. Such share amounts have been adjusted for the 10,025.48 for one stock split declared by the board of directors on September 8, 1995. All share and per share data have been retroactively adjusted for the stock split. The effect of common stock equivalent shares applicable to stock option plans has not been included in the calculation of net income per share because such effect is not materially dilutive.

       (i)    INTANGIBLE ASSETS

              Intangible assets include goodwill, expiration lists, and covenants not to compete related to the purchase of insurance agencies. Goodwill represents the excess of the cost of insurance agencies over the fair value of its assets at the date of acquisition. Goodwill is amortized on a straight-line basis over a fifteen to twenty year period. The expiration lists are amortized over their estimated useful life of twenty years on a straight-line basis . Covenants not to compete are amortized according to the purchase contract over five to six years on a straight-line basis. Intangible assets also include the premium paid to acquire Eagle Premium Finance, which is being amortized on a straight-line basis over ten years. Recoverability of recorded intangibles is evaluated by using undiscounted cash flows.

       (j)    STOCK OPTIONS

              Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires that the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income or the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to the financial statements in accordance with APB 25. The Company will continue such accounting under the provisions of APB 25.

       (k)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              All financial assets and liabilities of the Company are short term in nature or are substantially at variable rates of interest. As such, the carrying values of these financial assets and liabilities approximate their fair value.

       (l)    REPOSSESSED ASSETS

              Repossessed assets are recorded at their estimated fair value less costs to dispose. Any difference between the loan balance and the fair value of the collateral on the date of repossession is charged to the allowance for credit losses.

(2)    Business Combinations

       The Company acquired all of the outstanding capital stock of TIG on October 31, 1996 in exchange for 300,000 shares of the Company's stock. TIG was considered to be under common control by the majority shareholder of the Company. As a result, the acquisition has been accounted for using the as if pooling method whereby the assets and liabilities of TIG were transferred to the Company at the carrying value as of the date of acquisition. On the date of acquisition, TIG had total assets of $6,219,000, net intangibles of $3,207,000, total debt of $4,352,000, and a stockholders' deficit of $353,269. TIG is incorporated under the laws of the State of South Carolina and licensed as an insurance agency in the states of North and South Carolina. TIG operates a general insurance division with offices in North and South Carolina.

       The Company acquired all of the outstanding capital stock of Eagle Premium Finance (Eagle) on September 1, 1995 in a cash purchase. Eagle is a one-office consumer finance company located in Norfolk, Virginia that specializes in financing premiums for personal lines of automobile insurance. At the date of purchase, Eagle had total finance receivables of approximately $1,921,000 and the Company recorded an intangible asset of approximately $350,000. The remaining intangible asset was approximately $302,000 and $337,000 at December 31, 1996 and 1995, respectively, and is included in goodwill and other intangible assets in the accompanying consolidated balance sheets.

(3)    Finance Receivables

       Finance receivables consist of the following at December 31, 1996 and 1995:

                                                                                         1996              1995
                                                                                         ----              ----
           Consumer   $                                                                58,818,195         41,755,823
           Real estate secured                                                            959,365            825,537
           Insurance premium finance                                                    2,943,338          5,046,110
           Wholesale loans                                                                385,703            272,764
                                                                                   --------------   ----------------
                  Total finance receivables                                            63,106,601         47,900,234
           Unearned interest                                                          (12,445,781)        (9,325,101)
           Unearned insurance premiums, net                                              (132,733)          (406,431)
           Bulk purchase discount                                                      (1,014,000)          (416,000)
           Dealer hold back                                                              (733,000)          (676,000)
           Allowance for credit losses                                                 (2,195,000)          (783,200)
                                                                                   --------------   ----------------
           Finance receivables, net                                              $     46,546,087         36,293,502
                                                                                   ==============   ================


       Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $7,371,000 and $1,014,000, respectively, at December 31, 1996 and approximately $3,710,000 and $416,000, respectively, at December 31, 1995.

       With holdback arrangements, an auto dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the holdback amounts, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $31,451,000 and $773,000, respectively, at December 31, 1996 and approximately $20,320,700 and $676,000, respectively, at December 31, 1995.

       At December 31, 1996, there were no significant concentrations of receivables in any type of property or to one borrower.

       These receivables are pledged as collateral for a line of credit agreement.

       Changes in the allowance for credit losses for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                              1996                1995              1994
                                                              ----                ----              ----
           Beginning balance                          $       783,200             424,425            369,986
           Valuation allowance for acquired loans              28,842             290,244                 -
           Provision for credit losses                      3,593,399             890,337            481,063
           Charge-offs                                     (2,526,231)           (924,620)          (499,997)
           Recoveries                                         315,790              102,814            73,373
                                                        --------------       ------------        -----------
           Net charge-offs                                 (2,210,441)           (821,806)          (426,624)
                                                        -------------        ------------        -----------

           Ending balance                             $     2,195,000             783,200            424,425
                                                        =============        ============        ===========

       The valuation allowance for acquired loans relates to the acquisition of approximately $748,000 and $3,425,000 of receivables in 1996 and 1995, respectively.

       The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(4)    Premises and Equipment

       A summary of premises and equipment at December 31, 1996 and 1995 follows:

                                                          1996               1995
                                                          ----               ----
           Leasehold improvements                  $       504,328            274,992
           Furniture and fixtures                          477,158            271,308
           Equipment and automobiles                     2,762,214            939,531
                                                     -------------     --------------
                  Total cost                             3,743,700          1,485,831
           Accumulated depreciation                      1,796,490            779,530
                                                     -------------     --------------

                  Net premises and equipment       $     1,947,210            706,301
                                                     =============     ==============

(5)    Intangible Assets

       Intangible assets consist of the following at December 31, 1996 and 1995:

                                                        1996        1995
                                                       ----        ----

       Covenants not to compete               $       102,022           -
       Goodwill                                     2,036,563           -
       Insurance expirations                        2,135,098           -
       Purchase premium                               348,938      348,938
                                                -------------   ----------

                  Total cost                        4,622,621      348,938

       Less accumulated amortization                1,158,807       11,631
                                                -------------   ----------

       Intangible assets, net                 $     3,463,814      337,307
                                                =============   ==========

       The majority of the intangibles were acquired by the Company in connection with its acquisition of TIG.

       Amortization expense was approximately $105,000 and $12,000 in 1996 and 1995, respectively.

(6)    Leases

       The Company conducts all of its operations from leased facilities. It is expected that in the normal course of business, leases that expire will be renewed at the Company's option or replaced by other leases or acquisitions of other properties. Total rental expense was approximately $304,000 in 1996, $170,000 in 1995 and $125,000 in 1994.

       The future minimum lease payments under noncancelable operating leases as of December 31, 1996, are as follows:

1997                                                  $ 446,559
1998                                                    270,670
1999                                                    178,358
2000                                                     52,296
2001                                                     30,100
                                                         ------
Total minimum lease payments                          $ 977,983
                                                        =======

       Four of the office buildings in which the Company conducts business are owned by related parties. These premises are leased to the Company for a total monthly rental rate of $4,350.

(7)    Notes Payable

       At December 31, 1996 and 1995, notes payable consist of the following:

                                                                                  1996                1995
                                                                                  ----                ----
       Note payable to  insurance  company  maturing in May,  1998 and
       bearing interest at prime plus 2% and is reset quarterly.         $       500,000             300,000

       Note payable to insurance company payable within sixty days after written demand by the lender. The note bears interest
       at prime plus 2% and is reset monthly.                                    250,000                  -

       Lines of credit                                                        42,615,947          32,203,000

       Note payable to finance company due in monthly installments of $9,091 through July, 2003 including interest at 8.99%.
       This note is secured by an aircraft purchased with the funds.                                 540,600
       -

       Note payable to insurance agency due annually on July 1 in installments of $78,022 through July 1997, including interest at a rate of 9% and secured by agency purchased with funds
       and various individual stockholders' assets.                               71,578                  -

       Note payable to individual due annually on January 1 in installments of
       $23,496 through January 2001, including interest at a rate of 8% and secured by agency purchased with
       funds and various individual stockholders' assets.                         93,814                  -

       Note payable to individual due annually on June 1 in installments of
       $40,000 through June 1998, including interest at a rate of 7% and secured by stock purchased with funds and
       various individual stockholders' assets.                                   72,321                  -




                                                                                  1996                1995
                                                                                  ----                ----
       Note  payable  to  individual  due  on  January  1,  1997  plus interest  at a rate of 7%.  Secured  by agency  purchased  with
       funds and various individual stockholders' assets.                         60,000                  -

       Note payable to individual due in monthly installments of $3,607 through
       January 1999, including interest at a rate of 6% and secured by agency purchased with funds and various
       individual stockholders' assets.                                           79,012                  -

       Note payable to individual due in monthly installments of $9,478, through
       March 2001, including interest at a rate of
       6%.                                                                       423,449                  -

       Notes payable to  individuals  with varying  maturity dates and
       rates ranging from 8-12%.                                               1,639,162                  -
                                                                          --------------      --------------
                                                                        $     46,345,883          32,503,000
                                                                          ==============      ==============

       A schedule of maturities of long-term debt is as follows:

              Year Ending
              December 31                            Amount

                  1997                        $      1,256,603
                  1998                              44,261,706
                  1999                                 315,870
                  2000                                 211,126
                  2001                                 140,129
                  Thereafter                           160,449
                                                --------------
                                              $     46,345,883

       At December 31, 1996, the Company maintained a line of credit agreement with a commercial finance company for $80 million, maturing on July 31, 1998. Of this amount, approximately $39 million was available at December 31, 1996. The outstanding balance under this line of credit was $41,166,000 at December 31, 1996. There are two tranches under this agreement, Tranche A and Tranche B. The total line of credit under Tranche A is $70,000,000 of which $30,159,000 is available at December 31, 1996. This tranche bears interest at the lender's prime rate plus 1% (9.25% at December 31, 1996). The total line of credit under Tranche B is $10,000,000, of which $8,675,000 is available at December 31, 1996. This tranche bears interest at the lender's prime rate plus 5% (13.25% at December 31, 1996). Interest on the outstanding line of credit balance is payable monthly.

       The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements. Also, the Company may pay dividends up to 50% of the current years net income. As of December 31, 1996, the Company met all such ratios and requirements.

       TIG maintains a line of credit agreement with the same commercial finance company for $3 million maturing March 31, 1998. Of this amount, approximately $1,686,000 was available at December 31, 1996. The outstanding balance under this line of credit was $1,314,000 at December 31, 1996. Borrowings under this arrangement bear interest at the lender's prime rate plus 3% (11.25% at December 31, 1996), payable monthly.

       TIG also has a line of credit agreement with a commercial bank whereby the Company can borrow up to $400,000. The principal is payable on demand, and interest is payable quarterly at the bank's prime rate plus one percent (9.25% at December 31, 1996). The amount outstanding as of December 31, 1996 was approximately $136,000. The line of credit is secured by certain real estate, furniture, fixtures, equipment and investments owned by TIG and individual shareholders. TIG also has a sweep account with the bank. The bank requires TIG to maintain a $55,000 balance in the account. If the account drops below $55,000 the bank automatically advances money from the line-of-credit to increase the account to $55,000.

(8)    Notes Payable to Affiliates

       The Company had approximately $744,000 of notes payable to affiliates at December 31, 1996. At December 31, 1995, the Company had no notes payable to affiliates as $1,000,000 of notes were converted to common stock during 1995 and an additional $1,000,000 was repaid from proceeds of the public stock offering.

       At the time of the acquisition of Thaxton Insurance Group, 340,000 shares of Preferred Stock B of Thaxton Insurance Group were converted to $340,000 of notes payable. These notes are included in notes payable to affiliates at December 31, 1996.

(9)    Benefits

       In 1995 the Board of Directors of the Company adopted the Thaxton Group, Inc. 1995 Stock Incentive Plan (the "Incentive Plan"), under which 620,000 shares of common stock were available for grants to key employees of the Company. Awards under the Incentive Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance awards and other common stock and common stock-based awards. Stock options granted under the Incentive Plan may be either incentive stock options or non-qualified stock options. During 1996, the Company granted 20,000 options to employees in accordance with the Incentive Plan and which had an exercise price of $9.

       In accordance with the Incentive Plan, the Company granted a restricted stock award of 100,000 shares of common stock to an executive officer of the Company. The stock award became effective December 29, 1995 ("Vesting Date") with 10,000 shares vesting at that time. The remaining shares become vested at the rate of 10,000 shares per year on the first through the ninth anniversaries of the Vesting Date only if the executive officer is employed by the Company on the applicable anniversary date. The Company will record compensation expense over the vesting period based on the market value at the date of grant.

       During 1995 the Board of Directors of the Company also adopted the Thaxton Group, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which 100,000 shares of common stock are available for purchase by substantially all employees. The Stock Purchase Plan enables eligible employees of the Company, through payroll deductions, to purchase at twelve-month intervals specified in the Stock Purchase Plan, shares of common stock at a 15% discount from the lower of the fair market value of the common stock on the first day or the last day of the year. The Stock Purchase Plan allows for employee contributions up to 3% of the participant's annual compensation and limits the aggregate fair value of common stock that may be purchased by a participant during any calendar year to $25,000. As of December 31, 1996 no purchases had been made under this Stock Purchase Plan.

       The Company has elected to follow APB 25 and related interpretations in accounting for its stock based compensation benefit plans as permitted under SFAS No. 123. In accordance with APB 25, no compensation expense is recognized by the Company when stock options are granted because the exercise price of the Company's stock option equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and net income per share would not have been materially different than reported.

(10)   Income Taxes

       Income taxes consist of the following:

                              Current           Deferred            Total
     1996:
         Federal          $      276,991         (17,753)           259,238
         State                    47,106          (3,338)            43,768
                            ------------      ----------      -------------
                                 324,097         (21,091)           303,006
                            ============      ==========      =============
     1995:
         Federal          $      592,100        (142,580)           449,520
         State                    84,834         (23,388)            61,446
                            ------------      ----------      -------------
                                 676,934        (165,968)           510,966
                            ============      ==========      =============
     1994:
         Federal          $      441,991         (37,680)           404,311
         State                    65,577          (5,700)            59,877
                            ------------      ----------      -------------
                                 507,568         (43,380)           464,188
                            ============      ==========      =============

       A reconciliation of the Company's income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to net income before income taxes is as follows:

                                                              1996          1995          1994
                                                              ----          ----          ----

  Statutory rate applied to net income before taxes     $    329,597       486,892         435,383
  Increase (decrease) in income resulting from:
      Goodwill amortization                                   19,745         3,955              -
      TRL nontaxable income                                  (79,132)      (84,712)        (29,860)
      State taxes, less related federal benefit               28,887        40,554          39,518
      Other                                                    3,909        64,277          19,147
                                                          ----------    ----------      ----------

  Income taxes                                          $    303,006       510,966         464,188
                                                          ==========    ==========      ==========

       The effective tax rate was 31.3%, 35.7% and 36.2% for the years ended December 31, 1996, 1995 and 1994, respectively.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) at December 31, 1996 and 1995 are presented below:

                                                                     1996                1995
                                                                     ----                ----
              Deferred tax assets:
                  Loan loss reserves                           $     872,213             341,416
                  Intangibles                                             -               22,591
                  Unearned interest and fees                          28,856             187,414
                  Other                                               34,016              78,380
                                                                 -----------         -----------
                      Total gross deferred tax assets                935,085             629,801
                      Less valuation allowance                            -                   -
                      Net deferred tax assets                        935,085             629,801

              Deferred tax (liabilities)
                  Prepaid insurance                                 (300,525)           (173,743)
                  Depreciable basis of fixed assets                  (92,144)                 -
                  Deferred loan costs                                (88,232)                 -
                  Intangibles                                       (146,667)                 -
                  Other                                               (4,705)                 -
                                                                 -----------         ----------
                      Total gross deferred tax liability            (632,273)           (173,743)
                                                                 -----------         -----------
                      Net deferred tax asset                   $     302,812             456,058
                                                                 ===========         ===========

       The Company recorded deferred tax liabilities of $174,337 related to its 1996 acquisition of Thaxton Insurance Group, Inc. The balance of the change in the net deferred tax asset is reflected as a deferred income tax benefit in the accompanying consolidated statements of income.

       There was no valuation allowance for deferred tax assets as of January 1, 1996 or 1995 and no net change in the allowance during 1996 or 1995. It is management's opinion that realization of the net deferred tax asset is more likely than not based upon the Company's history of taxable income and estimates of future taxable income.

       The Company's income tax returns for 1993 and subsequent years are subject to review by taxing authorities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      The Company did not change accounting firms and had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Company's directors and executive officers and their ages as of March 11, 1997 were as follows:

       NAME                             AGE                  POSITION

James D. Thaxton .....................   50                  Chairman of the Board, President and Chief
                                                                Executive Officer

Robert L. Wilson......................   56                  Executive Vice President, Chief
                                                                Operating Officer and Director

Kenneth H. James......................   44                  Vice President, Chief Financial Officer,
                                                                Treasurer, Secretary and Director

C. L. Thaxton, Sr.....................   73                  Director

Jack W. Robinson*.....................   66                  Director

Perry L. Mungo*.......................   59                  Director

*Members of Audit and Compensation Committees

        JAMES D. THAXTON has served as Chairman of the Board, President and Chief Executive Officer of the Company since it was founded. Prior to joining the Company, Mr. Thaxton was an insurance agent at C.L. Frates & Company in Oklahoma City, Oklahoma from 1974 to 1976. From 1972 to 1973, he was employed as an underwriter by United States Fidelity and Guaranty. James D. Thaxton is the son of C.L. Thaxton, Sr.

        ROBERT L. WILSON joined the Company in January 1991 and has served since July 1991, as its Executive Vice President, Chief Operating Officer and a director. From October 1988 until July 1990, Mr. Wilson served as Operations Manager of MANH - Financial Services Corp. For more than 25 years prior thereto, Mr. Wilson served in various positions with American Credit Corporation and its successor, Barclays American Corporation, including as Southeastern Regional Manager and Executive Vice President of Barclays American Credit Division.

        KENNETH H. JAMES joined the Company in August 1995. Prior thereto, he was employed by General Electric Capital Mortgage Corporation since 1980, holding the positions of First Vice President and Comptroller of the Mortgage Insurance group. From 1979 to 1980 Mr. James was employed by the North Carolina Department of Insurance as an Insurance Company Examiner. From 1975 to 1979 Mr. James was employed by FCX, Inc., holding the positions of Assistant Controller, Tax Manager and Internal Auditor.

        C.L. THAXTON, SR. has served on the Board of Directors of the Company since it was founded. Mr. Thaxton is a director of Thaxton Insurance, which he founded in 1950 and is the manager of its Pageland branch office. Mr. Thaxton is the father of James D. Thaxton.

        JACK W. ROBINSON, who became a director in August 1995, is the President, Chief Executive Officer and principal owner of MMC Holding, Inc., which through its principal subsidiary is engaged in mica mining.

        PERRY L. MUNGO, who became a director in August 1995, is the President, Chief Executive Officer and principal owner of P.F. & P.L. Mungo, Inc., a privately-owned industrial and commercial construction company.

      All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The Company's executive officers are appointed by and serve at the discretion of the Board of Directors.

      The Board of Directors has established a Compensation Committee which makes recommendations concerning salaries and incentive compensation for executive officers and other employees of the Company and administers the Company's stock plans. The Board has also established an Audit Committee, which recommends to the Board of Directors the selection of the Company's independent auditors and reviews the results and scope of the audit and other services provided by the independent auditors. Messrs. Robinson and Mungo are the members of the Compensation and Audit Committees. Directors do not receive any compensation from the Company for their service as members of the Board of Directors. All directors are reimbursed for reasonable expenses incurred by them in attending Board and Board committee meetings.

ITEM 10. EXECUTIVE COMPENSATION

     The table below shows the compensation paid or accrued by the Company, for the year ended December 31, 1996, to or for the account of the Chief Executive Officer and its only other executive officer whose total salary and bonus exceeded $100,000 during 1996 (together, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                              LONG TERM
                                                                                             COMPENSATION
                                                                    ANNUAL COMPENSATION         AWARDS
                                                                                              RESTRICTED
NAME AND PRINCIPLE POSITION                      YEAR          SALARY            BONUS        STOCK AWARD
                                                                ($)               ($)              ($)

James D. Thaxton, President                     1996           83,908            66,037         --
and Chief Executive Officer                     1995           74,513            10,100         --


Robert L. Wilson, Executive                     1996          130,507           127,747         --
Vice President                                  1995          123,076            32,985        900,000(1)


(1) Upon the closing of the Company's initial public offering on December 29, 1995, Mr. Wilson was awarded 100,000 shares of restricted common stock. Subject to his continued employment by the Company, the award will vest in ten annual installments which commenced on the date of the grant. At December 31, 1996, 80,000 shares of the award remained subject to restriction and, not withstanding such restriction, had a market value of $880,000 on that date. Mr. Wilson is entitled to vote and receive dividends on restricted shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of the common stock at March 7, 1997 by: (i) the only person who is the beneficial owner of more than five percent of the outstanding common stock; (ii) each director; and (iii) directors and officers of the Company as a group.


                                     NUMBER OF SHARES AND
                                    NATURE OF BENEFICIAL             PERCENTAGE OF COMMON
 NAME OF BENEFICIAL OWNER              OWNERSHIP                      STOCK OUTSTANDING(1)

James D. Thaxton                      3,148,000(2)                           80.2
Robert L. Wilson                        100,000                               2.5
Kenneth H. James                          1,111                                *
C. L. Thaxton, Sr.                       55,555(3)                            1.4
Jack W. Robinson                        112,553(4)                            2.9
Perry L. Mungo                           29,000                                *
Directors and officers                3,446,219                              87.8
as a group(6)

-------------------------------
(1)   An asterisk (*) indicates less than one percent

(2) Includes 1,112,828 shares held by a family limited partnership as to which Mr. Thaxton shares voting and investment power.

(3)   Includes 37,222 shares held of record by Mr. Thaxton's spouse, Katherine
      D. Thaxton, as to which Mr. Thaxton shares voting and investment power.

(4) Includes 4,150 shares held of record by Mr. Robinson's spouse, Kathryn H. Robinson, as to which Mr. Robinson shares voting and investment power.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONVERSION AND REPAYMENT OF SUBORDINATED DEBT

      Concurrent with the closing of the Company's initial public offering on December 29, 1995, $1.0 million of subordinated debt held by affiliates of the Company was converted into 111,111 shares of Common Stock. Of that number, 55,556, 18,333 and 37,222 shares were issued to TIG, C. L. Thaxton, Sr. and Katherine D. Thaxton, respectively. James D. Thaxton owned a one-third interest in TIG at the time of the conversion. C. L. Thaxton, Sr. is a director of the Company and Katherine D. Thaxton is his spouse.

      On December 29, 1995, the Company repaid $1.0 million of subordinated debt to TIG.

      The subordinated debt converted into Common Stock represented notes payable that were to mature in August 1997 and April 1998. The notes paid interest at ten percent, or the prime rate of a specified bank plus one percent whichever amount was greater. The Company had used the proceeds of the subordinated notes to fund the growth of its portfolio of finance receivables.

ACQUISITION OF THAXTON INSURANCE GROUP, INC.

      On October 31, 1996, the Company acquired The TIG by exchanging 300,000 shares of common stock in a private placement for all outstanding shares of capital stock of TIG. Pursuant to this acquisition, the Company acquired all of the property, plant and equipment of TIG, which operates 19 independent insurance agencies in North and South Carolina. The number of shares issued in the transaction was determined based upon a multiple of gross commissions collected by TIG during the twelve month period ended December 31, 1995 which were approximately $3.7 million, and the market value of the Company's shares issued in this transaction, taking into account the transferability restrictions applicable thereto.

      The shares were acquired from James D. Thaxton, William H. Thaxton, and Calvin L. Thaxton, Jr. James D. Thaxton is an executive officer, director and majority shareholder of the Company. William H. and Calvin L. Thaxton are James
D. Thaxton's brothers.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

      Information in response to this item is incorporated by reference from the attached Index to Exhibits.

(B) REPORTS ON FORM 8-K

      The Company filed one current report on form 8-K during the quarter ended December 31,1996. The report, dated October 31, 1996, reported the acquisition of TIG by the Company. No financial statements were required to be filed with the form.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE THAXTON GROUP, INC.
                                      (Registrant)

Date:  March 26, 1997          By:/s/ KENNETH H. JAMES
                                  --------------------
                                   Kenneth H. James
                                   Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                          CAPACITY                                      DATE


/s/ JAMES D. THAXTON            President, Chief Executive Officer                  March 26, 1997
James D. Thaxton                  and Chairman of the Board of Directors


/s/ KENNETH H. JAMES           Vice President, Chief                                March 26, 1997
--------------------
Kenneth H. James                  Financial Officer(Principle Accounting
                                         and Financial Officer) and Director

/s/ ROBERT L. WILSON             Executive Vice President and Director              March 26, 1997
--------------------
Robert L. Wilson


/s/ C. L. THAXTON, SR.            Director                                          March 26, 1997
C.    L. Thaxton, Sr.


/s/ JACK W. ROBINSON            Director                                            March 26, 1997
Jack W. Robinson


/s/ PERRY L. MUNGO               Director                                           March 26, 1997
Perry L. Mungo



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy statement has been sent to security holders. An annual report will be furnished to security holders subsequent to the filing of the annual report on this Form.

                                INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION                                          PAGE NO.

 2        Stock Purchase Agreement, dated as of September 1, 1995 with Eagle Premium          --
          Finance Company, Inc.(1)
 3.1      Amended and Restated Articles of Incorporation of The Thaxton Group, Inc.(1)        --
 3.2      Bylaws of the Thaxton Group,Inc.(1)                                                 --
10.1      Amended and Restated Loan and Security Agreement dated March 27, 1995 between       --
          Finova Capital Corporation and the Company(1)
10.2      Loan Agreement dated May 16, 1994 between the American Bankers Insurance            --
          Company of Florida and the Company(1)
10.3      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Thaxton Insurance Group(1)
10.4      Promissory note dated April 1, 1995 payable in the amount of $165,000 to C. L.      --
          Thaxton, Sr. (1)
10.5      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Katherine D. Thaxton(1)
10.6      Promissory note dated April 1, 1995 payable in the amount of $35,000 to             --
          Katherine D. Thaxton (1)
10.7      Promissory note dated May 1, 1995 payable in the amount of $350,000 to Thaxton      --
          Insurance Group(1)
10.8      Promissory note dated August 21, 1995 payable in the amount of $100,000 to          --
          Katherine D. Thaxton(1)
10.9      Security Agreement dated January 19, 1995 between the Company and Oakland Auto      --
          Sales, including Guaranty by Thaxton Insurance Group, Inc.(1)
10.10     Form of Restricted Stock Award between the Company and Robert L Wilson              --
10.11     The Thaxton Group, Inc. 1995 Stock Incentive Plan(1)                                --
10.12     The Thaxton Group, Inc. Employee Stock Purchase Plan(1)                             --
10.13     Form of Note Conversion Agreement(1)                                                --
10.14     Amended and Restated Schedule to Loan and Security Agreement dated February 23,     --
          1996 between Finova Capital Corporation and the Company(2)
10.15     Incentive Stock Option Agreement between  Kenneth H. James and the Company (2)      --
10.16     Incentive Stock Option Agreement between James A. Cantley and the Company(2)        --
10.17     Loan Agreement dated March 18, 1996 between the American Bankers Insurance          --
          Company of Florida and the Company(2)
10.18     Amended and Restated Schedule to Loan and Security Agreement dated July 29,         --
          1996 between Finova Capital Corporation and the Company(3)
10.19     Aircraft Sales Agreement between Corporate Aircraft Marketing and The Company       --
          dated July 16, 1996(3)
10.20     Share Exchange Agreement by and among The Thaxton Group, Inc., Thaxton              --
          Insurance Group, Inc., James D. Thaxton, William H. Thaxton and Calvin L.
          Thaxton, Jr.(4)
10.21     Promissory note payable by the Company to Kramer-Wilson Insurance Services          49
11        Statement re: computation of per share earnings                                     32
21        Subsidiaries of The Thaxton Group, Inc.                                             50
27        Financial Data Schedule                                                             51

-----------

(1) Incorporated by reference from Registration Statement on Form SB-2, Commission File No. 33-97130-A

(2)       Incorporated by reference from 1995 Annual Report on Form 10-KSB

(3) Incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996

(4)       Incorporated by reference from Report on Form 8-K dated October 31,
          1996