Form 10QSB
period 1997-03-31
THAXTON GROUP INC
filed 1997-05-12
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                                     OUTSTANDING AT
     CLASS                                           APRIL 30, 1997
 COMMON STOCK                                            3,925,882

                             THE THAXTON GROUP, INC.

                                   FORM 10-QSB

                                 March 31, 1997

                                TABLE OF CONTENTS

                                                                      PAGE NO.

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements


                  Consolidated Balance Sheet at March 31, 1997                   3

                  Consolidated Statements of Income for the three months
                  ended March 31, 1997 and 1996                                  4

                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 1997 and 1996                                  5

                  Notes to Consolidated Financial Statements                     6


         Item 2.  Management's Discussion and Analysis of Financial Condition   12
                  and Results of Operations

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                              17

PART I

ITEM 1.  FINANCIAL STATEMENTS

                             THE THAXTON GROUP, INC.

                           Consolidated Balance Sheet

                                 March 31, 1997

   ASSETS

Cash                                                               $    (44,122)

Finance receivables, net                                             48,126,492

Premises and equipment, net                                           1,955,409
Accounts receivable                                                   1,364,262
Repossessed automobiles                                               1,266,389
Goodwill and other intangible assets                                  3,840,729
Other assets                                                          1,692,519
                                                                   ------------

                TOTAL ASSETS                                       $ 58,201,678
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                      $ 47,887,732
Accrued interest payable                                                390,098
Notes payable to affiliates                                             737,621
Accounts payable                                                        854,787
Emoloyee savings plan                                                 1,215,453
Other liabilities                                                       572,012
                                                                   ------------

                TOTAL LIABILITIES                                    51,657,703

Common stock, $.01 par value; authorized
  50,000,000 shares, issued and
  outstanding 3,926,382 shares                                           39,264
Additional paid-in-capital                                            3,439,980
Retained earnings                                                     3,762,231
Deferred stock award                                                   (697,500)
                                                                   ------------

                TOTAL STOCKHOLDERS' EQUITY                            6,543,975
                                                                   ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   $ 58,201,678
                                                                   ============

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income

                   Three Months Ended March 31, 1997 and 1996


                                                          1997        1996
                                                          ----        ----

Interest and fee income                                $3,700,561     $3,202,385
Interest expense                                        1,056,901        874,459
                                                       ----------     ----------

     NET INTEREST INCOME                                2,643,660      2,327,925

Provision for credit losses                               729,767        478,614
                                                       ----------     ----------

     NET INTEREST INCOME AFTER PROVISION
        FOR CREDIT LOSSES                               1,913,893      1,849,311

Other income:
     Insurance premiums and
          commissions, net                              1,312,711        294,059
     Other income                                         227,502          1,300
                                                       ----------     ----------

          TOTAL OTHER INCOME                            1,540,213        295,359

Operating expenses:
     Compensation                                       1,356,348        830,616
     Telephone, postage, and supplies                     585,647        183,527
     Net occupancy                                        296,965        141,455
     Insurance                                            115,363         42,925
     Collection expense                                    43,311         47,115
     Travel                                                29,293         26,962
     Professional fees                                     36,632         21,291
     Reinsurance claims expense                           123,655         18,867
     Other                                                383,923        263,342
                                                       ----------     ----------

          TOTAL OPERATING EXPENSES                      2,971,137      1,576,099
                                                       ----------     ----------

     NET INCOME BEFORE TAXES                              482,969        568,571

Income tax expense                                        168,693        213,953
                                                       ----------     ----------

     NET INCOME                                        $  314,276     $  354,618
                                                       ==========     ==========

     EARNINGS PER SHARE                                $      .08     $     0.09
                                                       ==========     ==========
                                       4

                             THE THAXTON GROUP, INC.

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 1997 and 1996

                                                  1997                    1996
                                                  ----                    ----

Cash flows from operating activities               $   881,729      $   391,526
Cash flows from investing activities                (2,883,165)      (4,275,254)
Cash flows from financing activities                 1,535,849        2,114,291
                                                   -----------      -----------

NET DECREASE IN CASH                                  (465,587)      (1,769,436)

CASH AT BEGINNING OF PERIOD                            421,465        1,828,484
                                                   -----------      -----------

CASH AT END OF PERIOD                              $   (44,122)     $    59,048
                                                   ===========      ===========
                                       5

                             THE THAXTON GROUP, INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996


(1)    Summary of Significant Accounting Policies

       The Thaxton Group, Inc. (the Company) is incorporated under the laws of the state of South Carolina and operates branches in South Carolina, North Carolina, Georgia, Virginia and Tennessee. The Company is a diversified consumer finance company that is engaged primarily in purchasing and servicing retail installment contracts purchased from independent used car dealers and making and servicing personal loans to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers, and with the acquisition of Thaxton Insurance Group, Inc.(TIG) in 1996 began selling on an agency basis various lines of automobile, property and casualty, life and accident and health insurance. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by TIG. The Company provides reinsurance through a wholly-owned subsidiary, TICO Reinsurance, Ltd. (TRL). All significant intercompany accounts and transactions have been eliminated in consolidation.

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



       b)     ALLOWANCE FOR CREDIT LOSSES

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

       (h)    EARNINGS PER SHARE

              Earnings per share is calculated using the weighted average shares outstanding of 3,929,281 and 3,777,023 for 1997 and 1996, respectively. The effect of common stock equivalent shares applicable to stock option plans has not been included in the calculation of net income per share because such effect is not materially dilutive.

       (i)    INTANGIBLE ASSETS

              Intangible assets include goodwill, expiration lists, and covenants not to compete related to the purchase of insurance agencies. Goodwill represents the excess of the cost of insurance agencies over the fair value of its assets at the date of acquisition. Goodwill is amortized on a straight-line basis over a fifteen to twenty year period. The expiration lists are amortized over their estimated useful life of twenty years on a straight-line basis . Covenants not to compete are amortized according to the purchase contract over five to six years on a straight-line basis. Intangible assets also include the premium paid to acquire Eagle Premium Finance, which is being amortized on a straight-line basis over ten years. Recoverability of recorded intangibles is evaluated by using undiscounted cash flows.
                                       8

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

       (j)     INTERIM UNAUDITED FINANCIAL STATEMENTS

              Information with respect to March 31, 1997 and 1996, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of Company.

(2)    Finance Receivables

       Finance receivables consisted of the following at March 31, 1997 and 1996:

                                                   1997                 1996
                                                ------------       ------------
Consumer                                        $ 60,607,601       $ 45,925,943
Real estate secured                                  917,354            820,323
Insurance premium finance                          3,149,645          5,672,881
Wholesale loans                                      310,133            263,851
                                                ------------       ------------

     Total finance receivables                    64,984,733         52,682,998

Unearned interest                                (12,835,353)       (10,082,822)
Unearned insurance premiums, net                     (62,783)          (328,960)
Allowance for credit losses                       (2,285,057)          (870,076)
Bulk purchase discount                              (890,071)          (333,730)
Dealer holdback                                     (784,977)          (853,450)
                                                ------------       ------------

     Finance receivables, net                   $ 48,126,492       $ 40,213,960
                                                ============       ============

       Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $6,865,000 and $890,000, respectively, at March 31, 1997 and approximately $3,246,000 and $334,000, respectively, at March 31, 1996.

        With holdback arrangements, an auto dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the holdback amounts, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $32,545,000 and $785,000, respectively, at March 31, 1997 and approximately $24,469,000 and $853,000, respectively, at March 31, 1996.
                                       10

       At March 31, 1997, there were no significant concentrations of receivables in any type of property or to one borrower.

         These receivables are pledged as collateral for a line of credit agreement.

       Changes in the allowance for credit losses for the three months ended March 31, 1997 and 1996 were as follows:

                                                          1997             1996
                                                   -----------      -----------
Beginning balance                                  $ 2,195,000          783,200
Valuation allowance for acquired loans                     -0-           34,193
Provision for credit losses                            729,766          478,614
Charge-offs                                           (688,489)        (498,754)
Recoveries                                              48,780           67,473
                                                   -----------      -----------
Net charge-offs                                       (639,709)        (425,931)
                                                   -----------      -----------
Ending balance                                     $ 2,285,057          870,076
                                                   ===========      ===========

       The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(3)    Indebtedness

       At March 31, 1997, the Company maintained a line of credit agreement with a commercial finance company for $80 million, maturing on July 31, 1998. Of this amount, approximately $39 million was available at March 31, 1997. The outstanding balance under this line of credit was $41,200,000 at March 31, 1997. There are two tranches under this agreement, Tranche A and Tranche B. The total line of credit under Tranche A is $70,000,000 of which $28,800,000 was available at March 31, 1997. This tranche bears interest at the lender's prime rate plus 1% (9.5% at March 31, 1997). The total line of credit under Tranche B is $10,000,000, of which the full amount was available at March 31, 1997. This tranche bears interest at the lender's prime rate plus 5% (13.5% at March 31, 1997). Interest on the outstanding line of credit balance is payable monthly.

       The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements. Also, the Company may pay dividends up to 50% of the current years net income. As of March 31, 1997, the Company met all such ratios and requirements.

       TIG maintains a line of credit agreement with the same commercial finance company for $3 million maturing March 31, 1998. Of this amount, approximately $1,486,000 was available at March 31, 1997. The outstanding balance under this line of credit was $1,514,000 at March 31, 1997. Borrowings under this arrangement bear interest at the lender's prime rate plus 3% (11.5% at March 31, 1997), payable monthly.

       TIG also has a line of credit agreement with a commercial bank whereby the Company can borrow up to $400,000. The principal is payable on demand, and interest is payable quarterly at the bank's prime rate plus one percent (9.5% at March 31, 1997). The amount outstanding as of March 31, 1997 was approximately $64,000. The line of credit is secured by certain real estate, furniture, fixtures, equipment and investments owned by TIG and individual shareholders. TIG also has a sweep account with the bank. The bank requires TIG to maintain a $55,000 balance in the account. If the account drops below $55,000 the bank automatically advances money from the line-of-credit to increase the account to $55,000.

          At March 31, the Company had notes payable to other non affiliates in the amount of $5,110,000 and affiliates in the amount of $738,000.

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

RECENT ACQUISITION AND EXPANSION ACTIVITIES

      During the first quarter of 1997 the Company opened a finance office in Christiansburg, Va., which is primarily focused upon Automobile Sales Contract origination. The Company also acquired independent insurance agencies in York, South Carolina and Winston-Salem, North Carolina.

PROFITABILITY

         The following table sets forth certain data relating to the Company's profitability.

                                        For the Three Months
                                            Ended March 31
                                          1997           1996
                                     --------------    -----------

Average Net Finance Receivables (1)   $49,626,047    $39,636,208
Average notes payable                  42,710,080     33,382,553

Interest and fee income                 3,700,561      3,202,385
Interest expense (2)                    1,022,191        874,459
                                      -----------    -----------
Net interest income                    2,,678,370      2,327,926

Average interest rate earned (1)            29.83%         32.32%
Average interest rate paid (1)               9.57          10.48
-----------------------------------   -----------    -----------
Net interest spread                         20.26          21.84

Net interest margin (3)                     24.59          23.49

(1) Averages are computed using month-end balances during the periods presented.

(2)    Excludes TIG interest expense.

(3) Net interest margin represents net interest income divided by average Net Finance Receivables.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

      Finance Receivables at March 31, 1997 were $64,984,733 versus $52,682,998 at March 31, 1996, a 23% increase. The primary component of this increase was Automobile Sales Contracts, which increased from $33,438,769 at March 31, 1996 to $39,585,713 at March 31, 1997, or 18%. The Company opened two branch offices in 1996 and one in early 1997, which generated significant additional volume of Automobile Sales Contracts in the first quarter of 1997.

      Unearned income at March 31, 1997 was $12,898,136 versus $10,411,782 at March 31, 1996, a 24% increase which was directly related to the higher volume of Automobile Sales Contract originations during 1997. The provision for credit losses established for the three months ended March 31, 1997 was $729,766 versus $478,614 for 1996, and the allowance for credit losses increased from $870,076 at March 31, 1996 to $2,285,057 at March 31, 1997. The increase in the provision is due to strengthening the Company's allowance for credit losses in response to higher than expected loan losses and repossessions in the fourth quarter of 1996. The allowance for credit losses as a percentage of average Net Finance Receivables increased from 2.06% at March 31, 1996 to
4.39% at March 31, 1997.

      The growth in finance receivables during the three months ended March 31, 1997 versus the comparable period in 1996 resulted in higher levels of interest and fee income. Interest and fee income for the three months ended March 31, 1997 was $3,700,561, versus $3,202,385 for the three months ended March 31, 1996, a 16% increase. Interest expense also was higher, increasing to $1,056,901 for the three months ended March 31, 1997 versus $874,459 for the three months ended March 31, 1996, a

21% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations.

      Net interest income for the three months ended March 31, 1997 increased to $2,643,660 from $2,327,925 for the comparable period of 1996, a 14% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 14% decrease in net interest spread for the three months ended March 31, 1997 versus 1996.

      Insurance commissions net of insurance cost increased to $1,312,711 for the three months ended March 31, 1997 from $294,059 for 1996, due to the higher levels of Automobile Sales Contract originations, the triggering event for most sales of insurance products to borrowers, and commissions generated on the sale of insurance policies by TIG, which was acquired in October 1996. Other income increased from $1,300 at March 31, 1996 to $227,502 at March 31, 1997 due to the acquisition of TIG.

      Operating expenses increased from $1,576,099 for the three months ended March 31, 1996 to $2,971,137 for 1997, an 89% increase. The increase in expenses was due to opening new offices and expenses generated by the insurance agency operations, in addition to a general increase in costs associated with administering a significantly larger finance receivable portfolio.

      Net income decreased to $314,276 for the three months ended March 31, 1997 from $354,618 for 1996. The decrease in net income was due to the higher levels of net interest and insurance income being offset by higher loss provisions and expenses.

      Stockholders' equity decreased from $7,552,353 at March 31, 1996 to $6,543,975 at March 31, 1997, a 13% decrease, as a result of retained earnings from after tax profits during the period, offset by the purchase of approximately 140,000 shares of the Company's common stock which was owned by TIG at the time of the acquisition of TIG.

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

     The following table sets forth the Company's allowance for credit losses at March 31, 1997, and 1996 and the credit loss experience over the periods presented.

                                                 At or for the Three Months Ended March 31,
                                                        1997               1996

Net finance receivables(1)                            $52,086,596    $42,271,216
Allowance for credit losses                             2,285,057        870,076
Allowance for credit losses as a percentage of  net          4.39%          2.06%
finance receivables (1)
Dealer reserves and discounts on bulk purchases       $ 1,675,048    $ 1,187,180
Dealer reserves and discounts on bulk purchases as           4.23%          4.67%
percentage of Automobile Sales Contracts at period
end(2)
Allowance for credit losses and dealer reserves and          7.60%          4.87%
discount on bulk purchases as a percentage of net
finance receivables (1)
Provision for credit losses                           $   729,767    $   478,614
Charge-offs (net of recoveries)                           639,709        425,931
Charge-offs (net of recoveries) as a percentage of           5.16%          4.30%
average net finance receivables (1)


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

                                                At March 31,
                                              1997         1996

Dealer reserves and discounts on bulk
  purchases on Automobile Sales Contracts   $1,675,048   $1,487,180

  Allowance for credit losses:
  Direct Loans                               2,069,255      553,327
  Premium Finance Contracts                    215,802      316,749
                                            ----------   ----------
      Subtotal                               2,285,057      870,076
                                            ----------   ----------
      Total                                 $3,960,105   $2,357,256
                                            ==========   ==========

      The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                                    At March 31,
                                                                  1997         1996

Automobile Sales Contracts and Direct Loans contractually   $   394,144    $   304,663
 past due 90 days or more(1)
Automobile Sales Contracts and Direct Loans (1)              47,380,472     36,229,145
Automobile Sales Contracts and Direct Loans contractually           .83%           .84%
 past due 90 days or more as a percentage of Automobile
Sales  Contracts and Direct Loans


(1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

      The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                               At March 31,
                                             1997             1996


Premium finance contracts contractually      $   66,208    $  124,150
  past due 60 days or more(1)
Premium finance contracts outstanding(1)      3,031,076     5,390,978
Premium finance contracts contractually            2.18%         2.30%
  past due 60 days or more as a percentage of premium finance contracts

-------------------------------------------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases

LIQUIDITY AND CAPITAL RESOURCES

      The Company generally finances its operations and new offices through cash flow from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility is extended by Finova and consists of two tranches. The primary tranche provides for advances of up to $70 million and the secondary tranche provides for advances of up to $10 million during their respective terms, both of which expire on July 31, 1998, subject to the limitation that advances under each tranche of the Revolving Credit Facility may not exceed an amount equal to specified percentages of Net Finance Receivables. As of April 30, 1997, $42.5 was outstanding under the Revolving Credit Facility and there was $37.5 available for additional borrowing. The interest rate for borrowings is the prime rate published by Citibank, N.A. (or other money center bank designated by Finova) plus one percent per annum for the primary tranche and plus five percent per annum for the secondary tranche. The Revolving Credit Facility agreement, amended on July 28, 1996, provides for a lower fixed percentage over prime than did the previous agreement. The Revolving Credit Facility imposes several financial and other covenants, including leverage tests, dividend restrictions, and minimum net worth requirements. The Company does not believe these covenants will materially limit its business or its expansion strategy.

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

(B)          REPORTS ON FORM 8-K

             There were no reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE THAXTON GROUP, INC.
                                                       (Registrant)


Date: May 7, 1996                                    /s/JAMES D. THAXTON
                                                     -------------------
                                                     James D. Thaxton
                                                     President and Chief
                                                     Executive Officer

Date: May 7, 1996                                    /s/KENNETH H. JAMES
                                                     -------------------
                                                    Kenneth H. James
                                                    Vice President, Treasurer,
                                                    Secretary, and
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION                                                       PAGE NO.

 2        Stock Purchase Agreement, dated as of September 1, 1995 with Eagle Premium          --
          Finance Company, Inc.(1)
 3.1      Amended and Restated Articles of Incorporation of The Thaxton Group, Inc.(1)        --
 3.2      Bylaws of the Thaxton Group,Inc.(1)                                                 --
10.1      Amended and Restated Loan and Security Agreement dated March 27, 1995 between       --
          Finova Capital Corporation and the Company(1)
10.2      Loan Agreement dated May 16, 1994 between the American Bankers Insurance            --
          Company of Florida and the Company(1)
10.3      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Thaxton Insurance Group(1)
10.4      Promissory note dated April 1, 1995 payable in the amount of $165,000 to C. L.      --
          Thaxton, Sr. (1)
10.5      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Katherine D. Thaxton(1)
10.6      Promissory note dated April 1, 1995 payable in the amount of $35,000 to             --
          Katherine D. Thaxton (1)
10.7      Promissory note dated May 1, 1995 payable in the amount of $350,000 to Thaxton      --
          Insurance Group(1)
10.8      Promissory note dated August 21, 1995 payable in the amount of $100,000 to          --
          Katherine D. Thaxton(1)
10.9      Security Agreement dated January 19, 1995 between the Company and Oakland Auto      --
          Sales, including Guaranty by Thaxton Insurance Group, Inc.(1)
10.10     Form of Restricted Stock Award between the Company and Robert L Wilson              --
10.11     The Thaxton Group, Inc. 1995 Stock Incentive Plan(1)                                --
10.12     The Thaxton Group, Inc. Employee Stock Purchase Plan(1)                             --
10.13     Form of Note Conversion Agreement(1)                                                --
10.14     Amended and Restated Schedule to Loan and Security Agreement dated February 23,     --
          1996 between Finova Capital Corporation and the Company(2)
10.15     Incentive Stock Option Agreement between  Kenneth H. James and the Company (2)      --
10.16     Incentive Stock Option Agreement between James A. Cantley and the Company(2)        --
10.17     Loan Agreement dated March 18, 1996 between the American Bankers Insurance          --
          Company of Florida and the Company(2)
10.18     Amended and Restated Schedule to Loan and Security Agreement dated July 29,         --
          1996 between Finova Capital Corporation and the Company(3)
10.19     Aircraft Sales Agreement between Corporate Aircraft Marketing and The Company       --
          dated July 16, 1996(3)
10.20     Share Exchange Agreement by and among The Thaxton Group, Inc., Thaxton              --
          Insurance Group, Inc., James D. Thaxton, William H. Thaxton and Calvin L.
          Thaxton, Jr.(4)
10.21     Promissory note payable by the Company to Kramer-Wilson Insurance Services (5)      --
11        Statement re: computation of per share earnings                                      8
21        Subsidiaries of The Thaxton Group, Inc. (5)                                         --
27        Financial Data Schedule                                                             21

-----------

(1) Incorporated by reference from Registration Statement on Form SB-2, Commission File No. 33-97130-A

(2)  Incorporated by reference from 1995 Annual Report on Form 10-KSB

(3) Incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996

(4)  Incorporated by reference from Report on Form 8-K dated October 31, 1996

(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.