Form 10QSB
period 1997-06-30
THAXTON GROUP INC
filed 1997-08-18
CIK 1001430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                        Commission file number 33-97130-A

                             THE THAXTON GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


       South Carolina
                                                             57-0669498
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)



              1524 Pageland Highway, Lancaster South Carolina 29271
                    (Address of principal executive offices)

           Issuers telephone number including area code: 803-285-4336


Check whether the issuer (1) filed all reports required to by filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months(or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                                  Outstanding at
             Class                                August 5, 1997

         Common Stock                              3,922,683

                             The Thaxton Group, Inc.

                                   Form 10-QSB

                                  June 30, 1997

                                Table of Contents

                                                                                 Page No.


Part I   Financial Information

         Item 1.  Financial Statements (Unaudited, except December 31, 1996)

                  Consolidated Balance Sheets as of June 30, 1997
                   and December 31, 1996                                                3

                  Consolidated Statements of Income for the three months
                  ended June 30, 1997 and 1996                                          4

                  Consolidated Statements of Income for the six months
                  ended June 30, 1997 and 1996                                          5

                  Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1997 and 1996                                          6

                  Notes to Consolidated Financial Statements                            7

         Item 2.  Management's Discussion and Analysis of Financial Condition           14
                  and Results of Operations

Part II  Other Information

         Item 4.  Submission of Matters to a vote of Security Holders                   18

         Item 6.  Exhibits and Reports on Form 8-K                                      18




Part I

Item 1.  Financial Statements

                             THE THAXTON GROUP, INC.

                           Consolidated Balance Sheets


Assets                                                 June 30,     December 31,
                                                         1997            1996
                                                      (Unaudited)


Cash                                                  $    795,169    $    421,465

Finance receivables, net                                51,468,393      46,546,087

Premises and equipment, net                              1,961,699       1,947,210
Accounts receivable                                      1,651,859       1,269,384
Repossessed automobiles                                    810,011       1,166,495
Goodwill and other intangible assets                     3,948,002       3,463,814
Other assets                                             2,073,004       1,867,112
                                                      ------------    ------------

                Total assets                          $ 62,708,137    $  6,681,567
                                                      ============    ============

Liabilities and Stockholders' Equity

Notes payable                                         $ 51,634,290    $ 46,345,883
Accrued interest payable                                   379,427         387,237
Notes payable to affiliates                                737,621         743,621
Accounts payable                                           945,284       1,350,306
Employee savings plan                                    1,255,746       1,098,457
Other liabilities                                          936,329         484,758
                                                      ------------    ------------

                Total liabilities                       55,888,697      50,410,262

Common stock, $.01 par value; authorized
  50,000,000 shares, issued and
  outstanding 3,924,382 shares                              39,244          39,322
Additional paid-in-capital                               3,420,500       3,504,027
Retained earnings                                        4,034,696       3,447,956
Deferred stock award                                      (675,000)       (720,000)
                                                      ------------    ------------


                Total stockholders' equity               6,819,440       6,271,305
                                                      ------------    ------------

                Total liabilities and stockholders'
                  equity
                                                      $ 62,708,137    $  6,681,567
                                                      ============    ============

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income
                                   (Unaudited)
                    Three Months Ended June 30, 1997 and 1996



                                                         1997                1996


Interest and fee income                               $4,248,988          $3,345,910
Interest expense                                       1,245,544             916,500
                                                      ------------       -------------

     Net interest income                                3,003,444           2,429,410

Provision for credit losses                               809,065             367,326
                                                      ------------       -------------

     Net interest income after provision
        for credit losses                               2,194,379           2,062,084

Other income:
     Insurance premiums and
          commissions, net                              1,322,143             219,656
     Other income                                         100,690                -0-
                                                      ------------       ------------

          Total other income                            1,422,833             219,656

Operating expenses:
     Compensation and employee benefits                 1,593,322             861,168
     Telephone, postage, and supplies                     344,230             168,672
     Net occupancy                                        359,330             147,432
     Insurance                                             80,331              44,779
     Collection expense                                    39,082              47,303
     Travel                                                27,858              32,555
     Professional fees                                     52,937              35,172
     Reinsurance claims expense                            92,301              14,514
     Other                                                594,878             245,819
                                                      ------------       -------------

          Total operating expenses                      3,184,269           1,597,414
                                                      ------------       -------------

     Net income before income tax expense                 432,943             684,326

Income tax expense                                        160,480             257,103
                                                      ------------       -------------

     Net income                                          $272,463          $  427,223
                                                      ============       =============

     Earnings per share                                      $.07                $.11
                                                      ============       ============

     Weighted average shares outstanding                 3,925,507          3,776,953
                                                      =============      ============

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income
                                   (Unaudited)
                     Six Months Ended June 30, 1997 and 1996



                                             1997         1996


Interest and fee income                     $7,768,199   $6,548,294
Interest expense                             2,394,340    1,790,959
                                            ----------   ----------

     Net interest income                     5,373,859    4,757,335

Provision for credit losses                  1,538,832      845,940
                                            ----------   ----------

     Net interest income after provision
        for credit losses                    3,835,027    3,911,395

Other income:
     Insurance premiums and
          commissions, net                   2,529,800      513,715
     Other income                              649,552        1,300
                                            ----------   ----------

          Total other income                 3,179,352      515,015

Operating expenses:
     Compensation and employee benefits      3,022,796    1,691,782
     Telephone, postage, and supplies          661,505      352,199
     Net occupancy                             714,864      288,886
     Insurance                                 137,292       87,705
     Collection expense                         82,393       94,418
     Travel                                     60,265       59,517
     Professional fees                          86,407       56,462
     Reinsurance claims expense                215,956      224,952
     Other                                   1,116,989      317,592
                                            ----------   ----------

          Total operating expenses           6,098,467    3,173,513
                                            ----------   ----------

     Net income before income tax expense      915,912    1,252,897

Income tax expense                             329,173      471,056
                                            ----------   ----------

     Net income                             $  586,739   $  781,841
                                            ==========   ==========

     Earnings per share                     $      .15   $      .21
                                            ==========   ==========

     Weighted average shares outstanding     3,927,455    3,777,125
                                            ==========   ==========


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                     Six months ended June 30, 1997 and 1996


                                        1997             1996

Cash flows from operating activities   $ 2,030,295    $ 1,811,243
Cash flows from investing activities    (6,855,393)    (8,293,868)
Cash flows from financing activities     5,198,802      4,985,591
                                       -----------    -----------
Net (decrease) increase in cash            373,704     (1,497,034)

Cash at beginning of period                421,465      1,828,484
                                       -----------    -----------
Cash at end of period                  $   795,169    $   331,450
                                       ===========    ===========


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                             June 30, 1997 and 1996


(1)    Summary of Significant Accounting Policies

       The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina and operates branches in South Carolina, North Carolina, Georgia, Virginia and Tennessee. The Company is a diversified consumer finance company that is engaged primarily in purchasing and servicing retail installment contracts purchased from independent used car dealers and making and servicing personal loans to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers, and with the acquisition of Thaxton Insurance Group, Inc.("TIG") in 1996 began selling on an agency basis various lines of automobile, property and casualty, life and accident and health insurance. The Company provides reinsurance through a wholly-owned subsidiary, TICO Reinsurance, Ltd. (TRL). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

       (f)    Employee Savings Plan

              The Company offers a payroll deduction savings plan to all its employees. The Company pays interest monthly at an annual rate of 10% on the prior month's ending balance. Employees may withdraw savings on demand.
                                       8

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

       (h)    Earnings Per Share

              Earnings per share is calculated using the weighted average shares outstanding of 3,927,455 and 3,777,037 for 1997 and 1996, respectively. The effect of common stock equivalent shares applicable to stock option plans has not been included in the calculation of net income per share because such effect is not materially dilutive.

       (i)    Intangible Assets

              Intangible assets include goodwill, expiration lists, and covenants not to compete related to the purchase of insurance agencies. Goodwill represents the excess of the cost of insurance agencies over the fair value of its assets at the date of acquisition. Goodwill is amortized on a straight-line basis over a fifteen to twenty year period. The expiration lists are amortized over their estimated useful life of twenty years on a straight-line basis . Covenants not to compete are amortized according to the purchase contract over five to six years on a straight-line basis. Intangible assets also include the premium paid to acquire Eagle Premium Finance Company, which is being amortized on a straight-line basis over ten years. Recoverability of recorded intangibles is evaluated by using undiscounted cash flows.

       (j)    Stock Options

              Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," which requires that the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income or the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to the financial statements in accordance with APB 25. The Company will continue such accounting under the provisions of APB 25.

       (k)    Fair Value of Financial Instruments

              All financial assets of the Company are short term in nature and all liabilities are substantially at variable rates of interest. As such, the carrying values of these financial assets and liabilities approximate their fair value.

       (l)    Repossessed Assets

              Repossessed assets are recorded at their estimated fair value less costs to dispose. Any difference between the loan balance and the fair value of the collateral on the date of repossession is charged to the allowance for credit losses.

       (m)    Interim Unaudited Financial Statements

              Information with respect to June 30, 1997 and 1996, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of Company.

              Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2)    Finance Receivables

       Finance receivables consisted of the following at June 30, 1997 and 1996:


                                                             1997

               Automobile sales contracts                $53,636,050
               Direct loans                               12,655,681
               Premium finance contracts                   3,380,685
                                                         -----------
                    Total finance receivables             69,672,416

               Unearned interest                        (13,775,488)
               Unearned insurance premiums, net            (101,923)
               Allowance for credit losses               (2,390,070)
               Bulk purchase discount                      (921,313)
               Dealer holdback                           (1,015,229)
                                                         -----------
                    Finance receivables, net             $51,468,393
                                                         ===========

       Finance receivables include bulk purchases of receivables, automobile sales contracts under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an automobile dealer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $7,769,780 and $921,313, respectively, at June 30, 1997.

        With holdback arrangements, an automobile dealer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $33,571,649 and $1,015,229, respectively, at June 30, 1997.

       At June 30, 1997, there were no significant concentrations of receivables in any type of property or to one borrower.

       These receivables are pledged as collateral for a line of credit agreement.

       Changes in the allowance for credit losses for the six months ended June 30, 1997 and 1996 were as follows:

                                                       1997             1996

           Beginning balance                         $2,195,000       $783,200
           Valuation allowance for acquired loans         -0-           28,872
           Provision for credit losses                1,538,832        845,940
           Charge-offs                               (1,436,203)      (788,368)
           Recoveries                                    92,441        135,721
                                                    -----------     ----------
           Net charge-offs                           (1,343,762)      (652,647)
                                                    -----------     ----------
           Ending balance                           $ 2,390,070     $1,005,365
                                                    ===========     ==========
(3)    Indebtedness

       At June 30, 1997, the Company maintained a line of credit agreement with a commercial finance company for $80 million, which matures on July 31, 1998. Of this amount, approximately $34.6 million was available at June 30, 1997. The outstanding balance under this line of credit was $45,350,000 at June 30, 1997. There are two tranches under this agreement, Tranche A and Tranche B. The total line of credit under Tranche A is $70 million of which $44,575,000 was outstanding at June 30, 1997. This tranche bears interest at the lender's prime rate plus 1% (9.5% at June 30, 1997). The total line of credit under Tranche B is $10 million of which $775,000 was outstanding at June 30, 1997. This tranche bears interest at the lender's prime rate plus 5% (13.5% at June 30, 1997). Interest on the outstanding line of credit balance is payable monthly.

       The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements. Also, the Company's ability to declare and pay dividends is limited to 50% of net income for the current year. As of June 30, 1997, the Company met all such ratios and requirements.

       TIG maintains a line of credit agreement with the same commercial finance company for $3 million which matures March 31, 1998. Of this amount, $1,614,324 was outstanding at June 30, 1997. Borrowings under this arrangement bear interest at the lender's prime rate plus 3% (11.5% at June 30, 1997), payable monthly.

       TIG also has a line of credit agreement with a commercial bank under which the Company can borrow up to $400,000. The principal is payable on demand, and interest is payable quarterly at the bank's prime rate plus one percent (9.5% at June

        30, 1997). The amount outstanding as of June 30, 1997 was $175,345. The line of credit is secured by certain real estate, furniture, fixtures, equipment and investments owned by TIG and individual shareholders. TIG also has a sweep account with the bank. The bank requires TIG to maintain a $55,000 balance in the account. If the account drops below $55,000 the bank automatically advances money from the line-of-credit to increase the account to $55,000.

        At June 30, the Company had notes payable to other non-affiliates in the amount of $4,494,621 and affiliates in the amount of $737,621.

Item 2. Management's Discussion and Analysis of Financial Condition an Results of Operations

Profitability

         The following table sets forth certain data relating to the Company's profitability during the periods presented.



                                       For the Three Months       For the Six Months
                                          Ended June 30             Ended June 30
                                       1997            1996           1997              1996


Average net finance receivables(1)   $52,289,595    $42,521,187    $51,035,860    $40,701,351
Average notes payable(1)              44,758,058     36,379,696     43,873,630     34,918,435

Interest and fee income(2)             4,039,702      3,345,910      7,740,263      6,548,295
Interest expense(2)                    1,111,725        916,500      2,133,916      1,790,959
                                      ----------    -----------     ----------     ----------
Net interest income                    2,927,977      2,429,410      5,606,347      4,757,335
                                      ----------    -----------     ----------     ----------
Average interest rate earned(1)            30.90%         31.48%         30.33%         32.18%
Average interest rate paid(1)               9.94          10.08           9.73          10.26
                                            ----          -----          ------         -----
Net interest spread                        20.96          21.40          20.60          21.92
                                           ----          -----          ------         -----
Net interest margin(3)                     22.40%         22.85%         21.97%         23.38%
                                        ========         ======         ======         ======

(1) Averages are computed using month-end balances during the periods presented and are annualized for periods of less than one year
(2) Excludes Thaxton Insurance fee income and interest expense on Thaxton related debt.
(3) Net interest margin represents net interest income divided by average Net Finance Receivables.

Results of Operations for the Six Months Ended June 30, 1997 and 1996

      Finance receivables at June 30, 1997 were $69,672,416 versus $57,690,575 at June 30, 1996, a 21% increase. The primary component of this increase was Automobile Sales Contracts, which increased from $41,663,134 at June 30, 1996 to $53,636,050 at June 30, 1997, or 29%. The Company opened two branch offices in 1996 and one in early 1997, which generated significant additional volume of Automobile Sales Contracts during the first half of 1997.

      Unearned income at June 30, 1997 was $13,877,411 versus $11,878,210 at June 30, 1996, a 17% increase which was directly related to the higher volume of Automobile Sales Contract originations during the first half of 1997. The provision for credit losses established for the six months ended June 30, 1997 was $1,538,832 versus $845,940 for 1996, and the allowance for credit losses increased from $1,005,365 at June 30, 1996 to $2,390,070 at June 30, 1997. The
increase in the provision was due to strengthening the Company's allowance for credit losses in response to higher than expected loan losses and repossessions. The allowance for credit losses as a percentage of Net Finance Receivables increased from 2.19% at June 30, 1996 to 4.28% at June 30, 1997.

      The growth in finance receivables during the six months ended June 30, 1997 versus the comparable period in 1996 resulted in higher levels of interest and fee income. Interest and fee income for the six months ended June 30, 1997 was $7,768,199, versus $6,548,294 for the six months ended June 30, 1996, a 19% increase. Interest expense also was higher, increasing to $2,394,340 for the six months ended June 30, 1997 versus $1,790,959 for the comparable period of 1996, a 34% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations, and the working capital requirements of TIG, which was acquired in October 1996.
                                       14

      Net interest income for the six months ended June 30, 1997 increased to $5,373,859 from $4,757,335 for the comparable period of 1996, a 13% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 6% decrease in net interest spread for the six months ended June 30, 1997 versus the comparable period of 1996.

      Insurance commissions net of insurance cost increased to $2,529,800 for the six months ended June 30, 1997 from $513,715 for the comparable period of 1996, due to the higher levels of Automobile Sales Contract originations, the triggering event for most sales of insurance products to borrowers, and commissions generated on the sale of insurance policies by TIG. Other income increased from $1,300 for the six months ended June 30, 1996 to $649,552 for the comparable period of 1997 due to the acquisition of TIG.

      Operating expenses increased from $3,173,513 for the six months ended June 30, 1996 to $6,098,467 for the comparable period of 1997, a 92% increase. The increase in expenses was due to opening new finance offices and the additional expenses associated with insurance agency operations, in addition to a general increase in costs associated with administering a larger finance receivable portfolio.

      Net income decreased to $586,739 for the six months ended June 30, 1997 from $781,841 for the comparable period of 1996. The decrease in net income was due to the higher levels of net interest and insurance commission income being offset by higher provisions for credit losses and expenses.

      Stockholders' equity increased from $6,271,305 at December 31, 1996 to $6,819,440 at June 30, 1997 as a result of retained earnings from after tax profits earned during the period.

Results of Operations for the Three Months Ended June 30, 1997 and 1996

      The growth in finance receivables during the three months ended June 30, 1997 versus the comparable period of 1996 resulted in higher levels of interest and fee income. Interest and fee income for the three months ended June 30, 1997 was $4,248,988, versus $3,345,910 for the three months ended June 30, 1996, a 27% increase. Interest expense also was higher, increasing to $1,245,544 for the three months ended June 30, 1997 versus $916,500 for the three months ended June 30, 1996, a 36% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations and the working capital requirements of TIG, which was acquired in October 1996.

      Net interest income for the three months ended June 30, 1997 increased to $3,003,444 from $2,429,410 for the comparable period of 1996, a 24% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 2% decrease in net interest spread for the three months ended June 30, 1997 versus the comparable period of 1996.

      Insurance commissions net of insurance cost increased to $1,322,143 for the three months ended June 30, 1997 from $219,656 for the comparable period of 1996, due to the higher levels of Automobile Sales Contract originations, the triggering event for most sales of insurance products to borrowers, and commissions generated on the sale of insurance policies by TIG. Other income increased from $-0- for the three months ended June 30, 1996 to $100,690 for 1997 due to the acquisition of TIG.

      Operating expenses increased from $1,597,414 for the three months ended June 30, 1996 to $3,184,269 for the comparable period of 1997, a 99% increase. The increase in expenses was due to the opening new finance offices and the additional expenses associated with the insurance agency operations, in addition to a general increase in costs associated with administering a larger finance receivable portfolio.

                                       15

      Net income decreased to $272,463 for the three months ended June 30, 1997 from $427,223 for the comparable period of 1996. The decrease in net income was due to the higher levels of net interest and insurance income being offset by higher provisions for credit losses and expenses.

Credit Loss Experience

      The following table sets forth the Company's allowance for credit losses at June 30, 1997, and 1996 and the credit loss experience over the periods presented.



                                                            For the Three Months              For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                              1997             1996           1997            1996
 Net finance receivables (1)                              $55,795,005     $45,812,365     $55,795,005    $45,812,365
 Allowance for credit losses                                2,390,070       1,005,365       2,390,070      1,005,365
 Allowance for credit losses as a percentage of  net            4.28%           2.19%           4.28%          2.19%
 finance receivables
 Dealer reserves and discounts on bulk purchases           $1,936,542      $1,221,475      $1,936,542     $1,221,475
 Dealer reserves and discounts on bulk purchases as
 percentage of Automobile Sales Contracts at period             4.56%           3.91%           4.56%          3.91%
 end (2)
 Allowance for credit losses and dealer reserves and             7.75            4.86            7.75           4.86
 discount on bulk purchases as a percentage of net
 finance receivables
 Provision for credit losses                                 $809,065        $367,326      $1,538,832       $845,940
 Charge-offs (net of recoveries)                              704,053         326,716       1,343,762        652,647
 Charge-offs (net of recoveries) as a percentage of             5.38%           3.07%           5.26%          3.20%
 average net finance receivables (3)

-------------

(1) Finance receivable balances are presented net of unearned finance charges.
(2) Percentages are computed using Automobile Sales Contracts, net of unearned finance charges only.
(3) Averages are computed using month-end balances of net finance receivables during the period presented.

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


                                                                 At June 30,
                                                          1997              1996

 Dealer reserves and discounts on bulk purchases on
 Automobile Sales Contracts                               $1,936,542       $1,221,475
 Allowance for credit losses:
   Direct Loans                                            2,163,086          756,279
   Premium Finance Contracts                                 226,984          249,086
       Subtotal                                            2,390,070        1,005,365
       Total                                              $4,326,612       $2,226,840
                                                          ===========       ===========

      The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                                          At June 30,

                                                                  1997                 1996

 Automobile Sales Contracts and Direct Loans contractually         $515,314             $424,261
 past due 90 days or more(1)
 Automobile Sales Contracts and Direct Loans (1)                 50,608,830           40,316,349
 Automobile Sales Contracts and Direct Loans contractually            1.02%                1.05%
 past due 90 days or more as a percentage of Automobile
 Sales  Contracts and Direct Loans

-------------------------
      (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

      The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                  At June 30,
                                                1997       1996
 Premium finance contracts contractually       $68,269   $123,063
 past due 60 days or more(1)
 Premium finance contracts outstanding(1)    3,249,634  4,302,579
 Premium finance contracts contractually          2.1%       2.9%
 past due 60 days or more as a percentage of premium finance contracts


-------------------------------------------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases



Part II

Item 4.     Submission of Matters to a Vote of Security Holders

            The 1997 annual Meeting of Shareholders was held on June 10, 1997.
             At the annual meeting, the following directors were elected to serve until the 1998 Annual Meeting or until their successors are duly elected and qualified:

                                                              Votes Cast
                                    --------------------------------------------------------------------
                                                                                                 Broker/Non
            Name                        For         Against     Withheld        Abstentions       Votes

            James D. Thaxton        3,392,174
            Robert L. Wilson        3,392,174
            Kenneth H. James        3,392,174
            C. L. Thaxton, Sr.      3,392,174
            Jack W. Robinson        3,392,174
            Perry L. Mungo          3,392,174


            Each director elected at the annual meeting was an incumbent director previously reported as such to the Securities and Exchange Commission. No proxies were solicited for the annual meeting and no other matters were voted upon at the annual meeting.

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits

            Information in response to this item is incorporated by reference from the attached Index to Exhibits.

(b)         Reports on Form 8-K

            There were no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         The Thaxton Group, Inc.
                                                           (Registrant)


Date:  August 11, 1997              /s/James D. Thaxton
                                    James D. Thaxton
                                    President and Chief Executive Officer

Date:  August 11, 1997              /s/Kenneth H. James
                                    Kenneth H. James
                                    Vice President, Secretary, Treasurer and
                                    Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
No.     Description                                                           Page No.

2      Stock Purchase Agreement, dated as of September 1, 1995 with Eagle
       Premium -- Finance Company, Inc.(1)                                      --

3.1    Amended and Restated Articles of Incorporation of The Thaxton Group,
       Inc.(1)                                                                  --

3.2    Bylaws of the Thaxton Group,Inc.(1)                                      --

21     Subsidiaries of The Thaxton Group, Inc. (2)                              --

27     Financial Data Schedule                                                  21



-----------
(1) Incorporated by reference from Registration Statement on Form SB-2, Commission File No. 33-97130-A

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996