Form 10QSB/A
period 1997-06-30
THAXTON GROUP INC
filed 1997-08-26
CIK 1001430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB/A



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




Part I

Item 1.  Financial Statements

                             THE THAXTON GROUP, INC.

                           Consolidated Balance Sheets



Assets                                                 June 30,     December 31,
                                                         1997            1996
                                                      (Unaudited)


Cash                                                  $    795,169    $    421,465

Finance receivables, net                                51,468,393      46,546,087

Premises and equipment, net                              1,961,699       1,947,210
Accounts receivable                                      1,651,859       1,269,384
Repossessed automobiles                                    810,011       1,166,495
Goodwill and other intangible assets                     3,948,002       3,463,814
Other assets                                             2,073,004       1,867,112
                                                      ------------    ------------

                Total assets                          $ 62,708,137    $ 56,681,567
                                                      ============    ============

Liabilities and Stockholders' Equity

Notes payable                                         $ 51,634,290    $ 46,345,883
Accrued interest payable                                   379,427         387,237
Notes payable to affiliates                                737,621         743,621
Accounts payable                                           945,284       1,350,306
Employee savings plan                                    1,255,746       1,098,457
Other liabilities                                          936,329         484,758
                                                      ------------    ------------

                Total liabilities                       55,888,697      50,410,262

Common stock, $.01 par value; authorized
  50,000,000 shares, issued and
  outstanding 3,924,382 shares                              39,244          39,322
Additional paid-in-capital                               3,420,500       3,504,027
Retained earnings                                        4,034,696       3,447,956
Deferred stock award                                      (675,000)       (720,000)
                                                      ------------    ------------


                Total stockholders' equity               6,819,440       6,271,305
                                                      ------------    ------------

                Total liabilities and stockholders'
                  equity
                                                      $ 62,708,137    $ 56,681,567
                                                      ============    ============


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income
                                   (Unaudited)
                    Three Months Ended June 30, 1997 and 1996



                                                         1997                1996


Interest and fee income                               $4,248,988          $3,345,910
Interest expense                                       1,245,544             916,500
                                                      ------------       -------------

     Net interest income                                3,003,444           2,429,410

Provision for credit losses                               809,065             367,326
                                                      ------------       -------------

     Net interest income after provision
        for credit losses                               2,194,379           2,062,084

Other income:
     Insurance premiums and
          commissions, net                              1,322,143             219,656
     Other income                                         100,690                -0-
                                                      ------------       ------------

          Total other income                            1,422,833             219,656

Operating expenses:
     Compensation and employee benefits                 1,593,322             861,168
     Telephone, postage, and supplies                     344,230             168,672
     Net occupancy                                        359,330             147,432
     Insurance                                             80,331              44,779
     Collection expense                                    39,082              47,303
     Travel                                                27,858              32,555
     Professional fees                                     52,937              35,172
     Reinsurance claims expense                            92,301              14,514
     Other                                                594,878             245,819
                                                      ------------       -------------

          Total operating expenses                      3,184,269           1,597,414
                                                      ------------       -------------

     Net income before income tax expense                 432,943             684,326

Income tax expense                                        160,480             257,103
                                                      ------------       -------------

     Net income                                       $   272,463          $  427,223
                                                      ============       =============

     Earnings per share                                      $.07                $.11
                                                      ============       ============

     Weighted average shares outstanding                 3,925,507          3,776,953
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

       Finance receivables consisted of the following at June 30, 1997:


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