Form 10KSB/A
period 1996-12-31
THAXTON GROUP INC
filed 1997-11-07
CIK 1001430

Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the year ended December 31, 1996
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ____________ to __________

                      Commission File Number: 33-917130-A


                            THE THAXTON GROUP, INC.
                 (Name of Small Business Issuer in its charter)

           South Carolina                      56-0669498
 (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
  Incorporation or Organization


        1524 Pageland Highway
       Lancaster, South Carolina                        29721
     (Address of Principal Executive Offices)         (Zip Code)

                                 (803) 285-4336
                (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                  ------    -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [X].

     For the year ended December 31, 1996, the issuer's revenues were $15,800,127.

     The aggregate market value of the issuer's common stock (its only outstanding class of common equity) held by non-affiliates, computed by reference to the price at which the common equity was most recently sold, was $7,277,000 at March 18, 1997.

     As of March 15, 1997, there were 3,924,178 shares of the Registrant's Common Stock outstanding.

                Documents Incorporated by Reference: None

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

         The Company's experienced a significant increase in credit losses during the quarter ended September 30, 1997 resulting in net charge-offs of approximately $1.3 million for the quarter compared to $1.3 million for the first six months of 1997. The Company increased its provision for credit losses to $2.4 million for the quarter ended September 30, 1997 compared to $577,414 for the same quarter of the prior year. In addition, based on the Company's allowance for credit losses model, the allowance was increased to approximately $3.4 million at September 30, 1997. As a result of the provision for credit losses recorded for the third quarter, management expects the Company will incur a net loss of approximately $780,000 and $193,000, respectively, for the quarter and nine months ended September 30, 1997. The allowance for credit losses predicted by the Company's reserve model increased significantly from the end of the second quarter of 1997 to the end of the third quarter of 1997 due to three factors. First, the Company experienced a high level of charge-offs during the third quarter that were roughly equal to those experienced during the first half of the year. When this data was included in the reserve model, the historical loss factors utilized by the model increased significantly. Second, losses on the relatively large number of repossessed vehicles disposed of during the third quarter caused dealer and bulk purchase reserves to decline below required levels for a number of individual dealers and bulk purchases. Third, the finance receivable portfolio experienced moderate growth during the quarter, resulting in a corresponding increase in the allowance to provide for losses expected on the newly originated finance receivables.


         The higher than expected loss experience during the quarter was attributable primarily to two factors in addition to some degree of general deterioration in loan performance during the quarter. First, during the second quarter management decided to alter the Company's strategy for dealing with repossessed vehicles. Specifically, in order to reduce the amount of time repossessed vehicles are typically held for sale, the Company began selling the vehicles sooner than it had in prior periods by lowering sales prices.
As a direct result of this change in strategy, the number of vehicles held for sale was reduced from 525 at April 30, 1997 to 300 at August 30, 1997. While this decision resulted in a temporary increase in charge-offs due to the loss recognition associated with the sale of repossessed collateral, management expects the new sales strategy to reduce interest and other carrying costs associated with repossessed vehicles in future periods. The second factor affecting charge-offs during the third quarter of 1997 was a decision made in connection with an internal reorganization to reduce delinquency levels at several offices where delinquencies had increased to higher than acceptable levels. Management estimates that approximately $40,000 in charge-offs attributable to the accelerated disposition of repossessed vehicles and $350,000 attributable to accelerated repossessions of automobiles was charged against the Company's allowance for credit losses during the third quarter of 1997.


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

                                                                                                 SIX MONTHS
                                                                                                    ENDED
                                                           YEAR ENDED DECEMBER 31,                JUNE 30,
                                                   -----------------------------------------
                                                       1994          1995          1996             1997
                                                    ----------------------------------------    --------------

         AUTOMOBILE SALES CONTRACTS
              Total balance at period end, net (1)      $8,823,559  $22,788,837    $35,998,537      $40,499,181
              Average account balance at period end          2,317         3,436          3,699            3,585
              Interest income for the period             1,990,268     5,031,402      8,361,396        4,932,666
              Average interest rate earned (2)               31.10 %       28.92 %        27.98 %          25.88 %
              Number of accounts at period end               3,808         6,632          9,733           11,297

         DIRECT LOANS
              Total balance at period end, net (1)     $7,107,446     $9,460,798     $9,896,100      $10,109,649
              Average account balance at period end         1,175          1,405          1,324            1,454
              Interest income for the period            2,305,296      2,248,168      2,941,705        1,463,215
              Average interest rate earned (2)              34.66 %        31.60 %        30.01 %          30.05 %
              Number of accounts at period end              6,047          6,736          7,475            6,955

         PREMIUM FINANCE CONTRACTS
              Total balance at period end, net (1)    $1,482,009      $4,827,067     $2,846,451       $3,249,634
              Average account balance at period end          272             336            287              309
              Interest income for the period             151,402         484,222        737,895          246,534
              Average interest rate earned (2)             13.96 %         15.35 %        17.52 %          16.25 %
              Number of accounts at period end             5,442          14,378          9,931           10,532

         ------------------
         (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.
         (2) Averages are computed using beginning and ending balances for the period presented and are annualized for periods of less than one year.

         Management believes the best opportunities for continued growth in the Company's Automobile Sales Contract and Direct Loan portfolios lie in the opening of new finance offices in small to medium-sized markets in the states where the Company presently operates and contiguous states that management believes to be under served by its competitors. The Company opened two new finance offices in 1996 and plans to open at least two in 1997 and 1998. The Company estimates that the capital expenditure necessary for opening each new finance office is approximately $21,000. While there are certain risks associated with such expansion, management believes that its ability to identify and retain finance office management personnel having established relationships with local independent dealers, its expertise in extending and servicing credit to Non-prime Borrowers, and other factors will enable it to manage anticipated growth in its finance office network and in its Automobile Sales Contract and Direct Loan portfolios. The Company will seek to expand its Premium Finance Contract portfolio by establishing and broadening relationships with insurance agencies having a client base in need of premium financing. The Company also periodically may make bulk purchases of Automobile Sales Contracts and Premium Finance Contracts if such purchases are deemed beneficial to the Company's competitive position and portfolio mix and will seek opportunities to expand its network of insurance offices primarily through the acquisition of independent insurance agencies.

RECENT ACQUISITION AND EXPANSION ACTIVITIES

         On October 31, 1996, the Company exchanged 300,000 shares of Common Stock for all of the outstanding capital stock of Thaxton Insurance. At the time of its acquisition, Thaxton Insurance had 19 insurance offices in North Carolina and South Carolina. Thaxton Insurance continues to conduct business as a wholly-owned subsidiary of the Company. See "Certain Transactions."

         During 1996 the Company opened finance offices in Sumter, South Carolina and Augusta, Georgia. The Augusta office was the Company's first in Georgia. Both of the finance offices opened in 1996 are primarily devoted to the purchase and servicing of Automobile Sales Contracts. The Company also opened a mortgage lending office in Charlotte, North Carolina during the year. The mortgage lending office is located in the same building as one of the Company's insurance offices.



         During 1997, the Company has opened finance offices in Christiansburg, Virginia and Cumming, Georgia that will be devoted almost exclusively to the purchase and servicing of Automobile Sales Contracts and Thaxton Insurance acquired independent agencies in York, South Carolina and Winston-Salem, North Carolina.



PROFITABILITY

     The following table sets forth certain data relating to the Company's profitability.


                                             FOR THE YEARS ENDED DECEMBER 31,             SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------------     ----------------------------
                                            1994           1995           1996               1996          1997
                                        -------------- -------------- --------------     ------------- --------------

 Average Net Finance Receivables (1)    $13,712,742    $26,710,887    $43,717,445        $40,701,351    $51,035,860
 Average notes payable (1)              $11,447,977    $23,447,113    $37,611,963        $34,918,435    $43,873,630

 Interest and fee income (2)            $ 5,380,470    $ 9,024,232    $13,518,563        $ 6,548,295    $ 7,740,263
 Interest expense (3)                     1,114,829      2,653,614      3,841,683          1,790,959      2,133,916
 Net interest income                    $ 4,265,641   $  6,370,618    $ 9,676,880         $4,757,335    $ 5,606,347

 Average interest rate earned (1)             39.24%         33.78%         30.92%             32.18%         30,33%
 Average interest rate paid (1)                9.74          11.32          10.21              10.26           9.73
 Net interest rate spread                     29.50%         22.46%         20.71%             21.92%          20.60%
 Net interest margin (4)                      31.11%         23.85%         22.14%             23.38%          21.97%

------------
(1) Averages are computed using month-end balances during the periods presented and are annualized for periods of less than one year.
(2)  Excludes interest and fee income earned by Thaxton Insurance.
(3)  Excludes interest expense paid on Thaxton Insurance related debt.
(4) Net interest margin represents net interest income divided by average Net Finance Receivables.



         The principal component of the Company's profitability is its net interest spread, the difference between interest earned on finance receivables and interest expense paid on borrowed funds. Statutes in some states regulate the interest rates that the Company may charge its borrowers while interest rates in other states are unregulated and consequently are established by competitive market conditions. At June 30, 1997, approximately 13% of Net Finance Receivables were subject to maximum interest rates imposed by statute and substantially all of these receivables were earning interest at the maximum rate. There are significant differences in the interest rates earned on the various components of the Company's finance receivable portfolio. The interest rates earned on Automobile Sales Contracts generally are lower than the interest rates earned on Direct Loans due to competition from other lenders, superior collateral, and longer terms. The interest rates earned on Premium Finance Contracts are state regulated and vary based on the type of underlying insurance and the term of the contract.

         Unlike the Company's interest income, its interest expenses are sensitive to general market fluctuations in interest rates. The interest rates paid to the Company's primary lender are based upon a published prime rate plus set percentages. Thus, general market fluctuations in interest rates directly impact the Company's cost of funds. The Company intends to explore opportunities to fix or cap the interest rates paid on all or a portion of its borrowings; however, there can be no assurance that fixed rate financing or suitable interest-rate hedge facilities will be available on terms acceptable to the Company. The Company's general inability to increase the interest rates earned on finance receivables may impair its ability to adjust to increases in the cost of funds resulting from changes in market conditions. Accordingly, increases in market interest rates generally will narrow the Company's interest rate spread and lower its profitability while decreases in market interest rates generally will widen the Company's interest rates spreads and increase profitability.

         The decline in net interest rate spreads from 1994 to 1996 is attributable primarily to the increased level of Automobile Sales Contracts in the Company's finance receivable portfolio. The Company expects Automobile Sales Contracts to be the principal component of future growth in its finance receivable portfolio. If this growth in Automobile Sales Contracts occurs, the Company expects that its net interest spread will continue to narrow. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996. Finance receivables at June 30, 1997 were $69,672,416 versus $57,690,575 at June 30, 1996, a 21% increase. The primary component of this increase was Automobile Sales Contracts, which increased from $41,663,164 at June 30, 1996 to $53,636,050 at June 30, 1997, or 29%. The Company opened two finance offices in 1996 and one in early 1997, which generated significant additional volume of Automobile Sales Contracts during the first half of 1997.

         Unearned income at June 30, 1997 was $13,877,411 versus $11,878,210 at June 30, 1996, a 17% increase which was directly related to the higher volume of Automobile Sales Contract originations during the first half of 1997. The provision for credit losses established for the six months ended June 30, 1997 was $1,538,832 versus $845,940 for the comparable period of 1996, and the allowance for credit losses increased from $1,005,365 at June 30, 1996 to $2,390,070 at June 30, 1997. The increase in the provision was due to strengthening the Company's allowance for credit losses in response to higher than expected loan losses and repossessions. The allowance for credit losses as a percentage of Net Finance Receivables increased from 2.19% at June 30, 1996 to 4.28% at June 30, 1997.


         The growth in finance receivables during the six months ended June 30, 1997 versus the comparable period in 1996 resulted in higher levels of interest and fee income. Interest and fee income for the six months ended June 30, 1997 was $7,768,199, versus $6,553,457 for the six months ended June 30, 1996, a 19% increase. Interest expense also was higher, increasing to $2,394,340 for the six months ended June 30, 1997 versus $2,007,050 for the comparable period of 1996, a 34% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations and the working capital requirements of Thaxton Insurance.

         Net interest income for the six months ended June 30, 1997 increased to $5,373,859 from $4,546,407 for the comparable period of 1996, an 18% increase. The increase in net interest income is attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the six percent decrease in net interest spread for the six months ended
June 30, 1997 versus the comparable period of 1996.

         Insurance premiums and commissions net of insurance cost decreased to $2,529,800 for the six months ended June 30, 1997 from $2,692,098 for the comparable period of 1996, due to reduced sales of insurance products to borrowers. Other income increased from $554,636 for the six months ended
June 30, 1996 to $649,552 for the comparable period of 1997 due to increased` profit-sharing payments to Thaxton Insurance from various insurance carriers.

         Reinsurance claims and collections expenses remained fairly constant for the six months ended June 30, 1997 compared to the six months ended
June 30, 1996, with reinsurance claims expense decreasing 4% and collection expense increasing 5%.

         Total operating expenses increased from $5,693,557 for the six months ended June 30, 1996 to $6,098,467 for the comparable period of 1997, a 7 % increase. The increase in operating expenses was due to opening new finance offices and the additional expenses associated with insurance agency operations, in addition to a general increase in costs associated with administering a larger finance receivable portfolio.

         Net income decreased to $586,739 for the six months ended June 30, 1997 from $782,588 for the comparable period 1996. The decrease in net income was due to the higher levels of net interest and insurance commission income being offset by higher loss provisions and expenses.

         Shareholders' equity increased from $6,371,305 at December 31, 1996 to $6,919,440 at June 30, 1997 as a result of retained earnings from after tax profits earned during the period.


         COMPARISON OF 1996 TO 1995. Gross finance receivables at December 31, 1996 were $63,106,601 versus $47,900,234 at December 31, 1995, a 32% increase.
The primary component of this increase was Automobile Sales Contracts, which increased from $32,455,654 at December 31, 1995 to $47,603,138 at December 31, 1996, or 47%. The Company opened four finance offices in 1995 and two in 1996, all of which originated primarily Automobile Sales Contracts, generating a significant additional volume of such contracts. Premium Finance Contracts outstanding decreased from $5,046,110 at December 31, 1995 to $2,943,338 at December 31, 1996, or 42%, due to the Company's decision to reduce origination activities in Virginia. Direct loans increased 21%, to $12,560,126 at December 31, 1996 compared to $10,398,470 at December 31, 1995 due primarily to increased loan demand at the Company's existing finance offices.

         Unearned income at December 31, 1996 was $12,578,514 versus $9,731,532 at December 31, 1995, a 29% increase which was directly related to the higher volume of Automobile Sales Contract originations during 1996. The provision for credit losses established for the year ended December 31, 1996 was $3,593,399, versus $890,337 for 1995. The increase in the provision for credit losses was due to strengthening the Company's allowance for credit losses in response to higher than expected loan losses and repossessions in the fourth quarter of 1996. The allowance for credit losses increased from $783,200 at December 31, 1995 to $2,195,000 at December 31, 1996. The allowance for credit losses as a percentage of Net Finance Receivables increased from 2.1% at December 31, 1995 to 4.4% at December 31, 1996.


         Cash levels decreased from $3,214,977 at December 31, 1995 to $421,465 at December 31, 1996. This decrease was due to the use of the proceeds of the Company's public offering on December 29, 1995 to pay down the Revolving Credit Facility on January 3, 1996.

         The growth in finance receivables during the year ended December 31, 1996 versus the comparable period in 1995 resulted in higher levels of interest and fee income. Interest and fee income for the year ended December 31, 1996 was $13,528,881, versus $9,182,149 for the year ended December 31, 1995, a 47%
increase. Interest expense also was higher, increasing to $4,209,763 for the year ended December 31, 1996 versus $2,985,056 for the year ended December 31, 1995, a 41% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund the larger finance receivable portfolio, offset somewhat by reduced interest rates payable by the Company to its primary lender under new agreements entered into in 1996.

         Net interest income for the year ended December 31, 1996 increased to $9,319,118 from $6,197,093 for 1995, a 50% increase. The increase in net interest income is attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 7.8% decrease in net interest spread for the year ended December 31, 1996 versus 1995.

         Insurance premiums and commissions net of insurance cost increased to $5,893,606 for the year ended December 31, 1996 from $4,617,651 for 1995, a 28%
increase due to the higher levels of Automobile Sales Contract originations, the triggering event for most sales of insurance products to borrowers, and increased commissions generated on the sale of insurance policies by the agency.

         Collection expense increased from $42,233 for the year ended
December 31, 1995 to $63,797 for 1996, an increase of 85% due to growth in the Company's finance receivables. Collection expense as a percentage of average net finance receivables remained constant at 0.2%.

         Reinsurance claims expense increased from $310,231 for the year ended December 31, 1995 to $516,194 for 1996, an increase of 66%. The increase was primarily due to a 64% increase in finance receivables outstanding, which resulted in a corresponding increase in credit insurance sold in connection with the origination of those receivables.

         Total operating expenses increased from $8,767,241 for the year ended December 31, 1995 to $11,974,280 for 1996, a 36% increase. The increase in expenses was due to opening new offices and expenses generated by the insurance agency operations during the two months following the acquisition of Thaxton Insurance, in addition to a general increase in costs associated with administering a significantly larger finance receivable portfolio, with average net loans outstanding increasing 63%.

         Net income decreased to $384,184 for the year ended December 31, 1996 from $1,072,598 for 1995. The decrease in net income was due to higher levels of net interest and insurance income, offset by a higher loss provision for credit losses and expenses.

         Shareholders' equity increased from $6,315,944 at December 31, 1995 to $6,371,305 at December 31, 1996, as a result of retained earnings from after tax profits during the period, partially offset by the conversion of 340,000 shares of preferred stock to subordinated debt.

CREDIT LOSS EXPERIENCE

         Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the expected future losses of principal and interest in the existing finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral and management's judgment are factors used in assessing the overall adequacy of the allowance and resulting provision for credit losses. The Company's reserve methodology is designed to provide an allowance for credit losses that, at any point in time, is adequate to absorb the charge-offs expected to be generated by the finance receivable portfolio, based on events or losses that have occurred or are known to be inherent in the portfolio. The model used by the Company utilizes historical charge-off data to predict the charge-offs likely to be generated in the future by the existing finance receivable portfolio. The model stratifies losses by originating office and by type, and develops historical loss factors which are applied to the current portfolio. In addition, changes in dealer and bulk purchase reserves are analyzed for each individual dealer and bulk purchase, and additional reserves are established for any dealer or bulk purchase if coverage has declined below adequate levels. The Company's charge-off policy is based on an account by account review of delinquent receivables. Losses on finance receivables secured by automobiles are recognized at the time the collateral is repossessed. Other finance receivables are charged off when they become contractually past due 180 days, unless extenuating circumstances exist leading management to believe such finance receivables will be collectible. Finance receivables may be charged off prior to the normal charge-off period if management deems them to be uncollectible.


         Under the Company's dealer reserve arrangements, when a dealer assigns an Automobile Sales Contract to the Company, the Company withholds a certain percentage of the principal amount of the contract, usually between five and ten percent (the "Discount Percentage"). The amounts withheld from a particular dealer are recorded in a subsidiary ledger account (the "Specific Reserve Account"). Any losses incurred on Automobile Sales Contracts purchased from that dealer are charged against its Specific Reserve Account. If at any time the balance of a dealer's Specific Reserve Account exceeds the amount derived by applying the Discount Percentage to the total amount of principal and interest due under all outstanding Automobile Sales Contracts purchased from such dealer (the "Excess Dealer Reserve"), the dealer is entitled to receive distributions from the Specific Reserve Account in an amount equal to the Excess Dealer Reserve. If the Company is continuing to purchase Automobile Sales Contracts from a dealer, distributions of Excess Dealer Reserves generally are paid quarterly. If the Company is not continuing to purchase Automobile Sales Contracts from a dealer, distributions of Excess Dealer Reserves are not paid out until all Automobile Sales Contracts originated by that dealer have been paid in full. The aggregate balance of all Specific Reserve Accounts, including unpaid Excess Dealer Reserves, are reflected in the balance sheet as a reduction of finance receivables. The Company's allowance for credit losses is charged only to the extent that the loss on an Automobile Sales Contract exceeds the originating dealer's Specific Reserve Account at the time of the loss.

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

         The Company's charge-offs as a percentage of average Net Finance Receivables increased from 3.08% for the year ended December 31, 1995 to 5.06% for the year ended December 31, 1996. A comparable percentage increase was incurred during the six months ended June 30, 1997 versus the same period of 1996. These increases are attributed to a general deterioration in loan performance experienced by the Company during the latter part of 1996 and early 1997. The Company's credit policies have remained consistent, and management believes that its charge-off experience is comparable to that experienced by other lenders in the non-prime sector. In response to this increased loss experience, in the second half of 1996 the Company made several operational changes which, over the long-term, are expected to reduce the Company's charge-offs. These changes included reducing purchases of Automobile Sales Contracts from certain dealers for which loss experience had been unsatisfactory, splitting several offices to obtain improved collection by locating collection personnel in closer geographic proximity to borrowers, and reorganizing the Company's regional structure to place more experienced supervisory personnel in charge of certain offices with higher than average credit loss experience. Management intends to maintain current credit quality standards, which may result in a slower portfolio growth in the current credit market for non-prime borrowers, which is highly competitive.


         The following table sets forth the Company's allowance for credit losses at December 31, 1994, 1995, and 1996 and the credit loss experience over the periods presented.



                                                                                      AT OR FOR THE SIX MONTHS
                                                   AT OR FOR THE YEARS ENDED              ENDED JUNE 30,
                                                           DECEMBER 31,
                                                -----------------------------------  ---------------------------
                                                   1994        1995         1996         1996         1997
                                                ------------------------------------ ---------------------------

   Net Finance Receivables (1)                  $17,413,014  $38,168,681 $50,447,410 $ 45,812,365  $55,795,005
   Allowance for credit losses                  $   424,425  $   783,200 $ 2,195,000 $  1,005,365  $2,390,070
   Allowance for credit losses as a percentage
      of  Net Finance Receivables (1)                 2.44 %      2.05 %       4.35%         2.19%       4.28 %
   Dealer reserves and discounts on bulk        $  631,709   $1,091,979  $1,747,000  $  1,221,475  $1,936,542
   purchases
   Dealer reserves and discounts on bulk
     purchases as a percentage of Automobile
     Sales Contracts                                  6.68 %      4.91 %       4.64%         3.91%       4.56 %
   Allowance for credit losses and dealer
      reserves and discount on bulk purchases   $1,056,134  $1,875,179  $3,942,000   $  2,226,840  $4,326,612

   Allowance for credit losses and dealer
      reserves and discount on bulk purchases
      as a percentage of Net Finance                  6.07 %      4.91 %       7.81 %        4.86 %      7.75 %
      Receivables
   Provision for credit losses                  $ 481,063   $  890,337  $3,593,399    $  845,940  $1,538,832

   Charge-offs (net of recoveries)              $  426,624  $  821,806  $2,210,441    $  652,647  $1,343,762

   Charge-offs (net of recoveries) as a
      percentage of average net finance               3.11 %      3.08 %       5.06 %        3.20 %      5.26 %
      receivables

-----------------
 (1) Net finance receivable balances are presented net of unearned finance charges only.


         The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:


                                                        AT DECEMBER 31,                        AT JUNE 30,
                                            -----------------------------------------  ----------------------------
                                               1994           1995          1996          1996          1997
                                            -----------------------------------------  ----------------------------
   Automobile Sales Contracts and Direct
        Loans contractually past due 90
        days or more (1)                    $   110,030   $    179,831   $   380,569   $   296,072   $   490,572
   Automobile Sales Contracts and Direct
        Loans (1)                           $15,931,005   $ 32,249,635   $45,894,637   $40,316,349   $50,608,830
   Automobile Sales Contracts and Direct
        Loans contractually past due 90
        days or more as a percentage of
        Automobile Sales Contracts and
        Direct Loans                               0.69 %         0.56 %        0.83 %        0.73 %        0.97 %

-----------------
(1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

         The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                           AT DECEMBER 31,                       AT JUNE 30,
                                               ----------------------------------------  ----------------------------
                                                  1994          1995          1996          1996          1997
                                               ----------------------------------------  ----------------------------
   Premium finance contracts contractually
      past due 60 days or more (1)              $   26,418    $   99,537    $  100,633    $  123,063    $    68,269
   Premium finance contracts outstanding (1)    $1,482,009    $4,827,067    $2,846,451    $4,302,579    $ 3,249,634
   Premium finance contracts contractually
      past due 60 days or more as a
      percentage of premium finance contracts          1.8 %         2.1 %         3.5 %        2.90 %        2.10 %

----------------------------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases.


        The Company also incurs various expenses related to the collection of delinquent accounts. These expenses consist of miscellaneous expenses paid to third parties for activities related to collection on delinquent accounts and repossession of collateral. The following table sets forth certain information concerning collection expenses for the periods indicated.

                                                           For the Years ended            For the Six Months
                                                               December 31,                  ended June 30,
                                                    --------------------------------     ----------------------
                                                       1994        1995      1996           1996        1997
                                                    --------------------------------     ----------------------
Collection expenses                                  $ 29,980   $  42,233  $  63,797     $  32,610   $  34,264

Collection expenses as a percentage of average Net
Finance Receivables                                      0.22%       0.16%      0.15%         0.16%       0.13%


LIQUIDITY AND CAPITAL RESOURCES


         The Company generally finances its operations and new offices through cash flow from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility, which was restructured on September 3, 1997 to increase the maximum borrowings available thereunder from $80 million to $100 million, is extended by Finova and matures on August 31, 1999. The facility consists of six tranches. The primary tranche is used to finance consumer receivables and provides for advances of up to $100 million, less any amounts advanced under the secondary tranches. Tranche B also is used to finance consumer receivables and allows the Company to borrow up to $10 million against a higher percentage of Net Finance Receivables than under the primary tranche. The Company borrows against Tranche B only when it has exhausted available borrowings under the primary tranche. As of June 30, 1997, $45.4 million was outstanding under the Revolving Credit Facility, $44.6 million of which had been advanced under the primary tranche and $775,000 of which had been advanced under Tranche B. Under the terms of the Revolving Credit Facility, the Company's Net Finance Receivables at June 30, 1997 would have allowed it to borrow an additional $5.1 million against existing collateral, with $38.8 million of total potential borrowing capacity available under the $80 million limit in place on such date. The interest rate for borrowings is the prime rate published by Citibank, N.A. (or other money center bank designated by Finova) plus one percent per annum for the primary tranche and the plus five percent per annum for Tranche B. Interest rates on borrowings under the other tranches range from prime plus one percent per annum to prime plus five percent per annum. The Revolving Credit Facility imposes several financial and other covenants which may be amended from time to time, including leverage tests, dividend restrictions, and minimum net worth requirements. The Company presently is in compliance with each of these covenants and management does not believe they will materially restrict implementation of the Company's its business or its expansion strategy.

         Cash flows from financing activities during the years ended December 31, 1994, 1995 and 1996 were as follows:


                                                                    DECEMBER 31,
                                                      -----------------------------------------
                                                          1994          1995          1996
                                                      ------------- -------------  ------------
     Revolving Credit Facility                          $5,851,419   $16,538,315   $ 8,941,444
     Other notes payable                                    82,672      (746,058)    1,292,851
     Dividends paid on preferred stock                     (52,500)      (17,500)        ---
     Common Stock                                             ---      3,210,133         ---
                                                      ------------- -------------  ------------
            Total                                       $5,881,591   $18,984,890   $10,234,295
                                                      ============= =============  ============

         Management believes that the recent increase in the maximum borrowings available under the Revolving Credit Facility, in addition to cash expected to be generated from operations and the Offering, will provide the resources necessary to pursue the Company's business and growth strategy through 1997. The Company is currently investigating several options for raising additional funds to support growth in future years, including the sale of up $10 million in short-term, subordinated notes payable. See "Business -- Financing."

IMPACT OF INFLATION AND GENERAL ECONOMIC CONDITIONS

         Although management does not believe that inflation has a direct material adverse effect on the Company's financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. Because the Company borrows funds on a floating rate basis and generally extends credit at the maximum interest rates permitted by law or market conditions, increased interest rates would increase the Company's cost of funds and could materially impair the Company's profitability. Inflation also can affect the Company's operating expenses. The Company's business could be affected by other general economic conditions in the United States, including economic factors affecting the ability of its customers or prospective customers to purchase used automobiles and to obtain and repay loans.

Item 8--Financial Statements



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
The Thaxton Group, Inc.

We have audited the accompanying consolidated balance sheets of The Thaxton Group, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Thaxton Group, Inc. and subsidiaries at December 31, 1995 and 1996, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




Greenville, South Carolina
March 14, 1997                                             KPMG Peat Marwick LLP

                             THE THAXTON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 1995 AND 1996 AND JUNE 30, 1997



                                                               DECEMBER 31,
                                                    ---------------------------------          JUNE 30,
                                                         1995             1996                   1997
                                                    ---------------- ----------------     --------------------
                                                                                              (UNAUDITED)
         Assets
Cash                                                 $  3,214,977      $    421,465         $       795,169
Finance receivables, net                               36,293,502        46,546,087              51,468,393
Premises and equipment, net                             1,184,844         1,947,210               1,961,699
Accounts receivable                                     1,371,313         1,269,384               1,651,859
Repossessed automobiles                                   500,300         1,166,495                 810,011
Goodwill and other intangible assets                    2,989,217         3,463,814               3,948,002
Other assets                                            1,205,333         1,867,112               2,073,004
                                                    -------------       -----------           -------------
         Total assets                                 $46,759,486       $56,681,567           $  62,708,137
                                                      ===========       ===========           =============


    Liabilities and Stockholders' Equity

Accrued interest payable                            $     408,854     $     387,237          $      379,427
Notes payable                                          36,898,376        46,345,883              51,634,290
Notes payable to affiliates                               401,277           743,621                 737,621
Accounts payable                                        1,583,880         1,350,306                 945,284
Employee savings plan                                     818,115         1,098,457               1,255,746
Other liabilities                                         333,040           384,758                 836,329
                                                     ------------      ------------            ------------
    Total liabilities                                  40,443,542        50,310,262              55,788,697
                                                     ------------      ------------            ------------

Preferred Stock, $1.00 par value,
    5,000,000 shares authorized,
    340,000 shares outstanding in 1995,
    no shares outstanding in 1996 and 1997                340,000                 -                       -
Common stock, $ .01 par value; authorized
    50,000,000 shares, issued and outstanding
    3,938,284 shares in 1995, 3,932,178 shares in
    1996 and 3,924,382 shares in 1997                      39,383            39,322                  39,244
Additional paid-in-capital                              3,563,681         3,504,027               3,420,500
Deferred stock award                                     (810,000)         (720,000)               (675,000)
Unrealized loss on marketable securities                   (6,392)                -                       -
Retained earnings                                       3,189,272         3,547,956               4,134,696
                                                        ---------         ---------               ---------

    Total stockholders' equity                          6,315,944         6,371,305               6,919,440
                                                        ---------         ---------               ---------

    Total liabilities and stockholders' equity       $ 46,759,486      $ 56,681,567            $ 62,708,137
                                                     ============      ============            ============


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED DECEMBER 31, 1995 AND 1996 AND
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1997





                                               YEARS ENDED DECEMBER 31,                 SIX MONTHS ENDED JUNE 30,
                                          ------------------------------------     -------------------------------------
                                               1995                 1996               1996                 1997
                                          ----------------     ---------------     --------------     ------------------
                                                                                    (UNAUDITED)          (UNAUDITED)
Interest and fee income                        $9,182,149         $13,528,881         $6,553,457      $   7,768,199
Interest expense                                2,985,056           4,209,763          2,007,050          2,394,340
                                          ---------------      --------------      -------------      -------------

       Net interest income                      6,197,093           9,319,118          4,546,407          5,373,859

Provision for credit losses                       890,337           3,593,399            845,940          1,538,832
                                          ---------------      --------------      -------------      -------------

       Net interest income after
         provision for credit losses            5,306,756           5,725,719          3,700,467          3,835,027
Other income:
       Insurance premiums and
         commissions, net                       4,617,651           5,893,606          2,692,098          2,529,800
       Other income                               579,599             985,763            554,636            649,552
                                          ---------------      --------------      -------------      -------------
       Total other income                       5,197,250           6,879,369          3,246,734          3,179,352

Operating expenses:
       Compensation and employee
         benefits                               4,659,148           5,602,895          2,743,228          3,022,796
       Telephone, postage, and supplies           987,229           1,126,599            551,408            661,505
       Net occupancy                            1,071,612           1,228,414            595,523            714,864
       Reinsurance claims expense                 310,231             516,194            224,952            215,956
       Insurance                                  120,979             193,670             87,705            137,292
       Collection expense                          42,233              63,797             32,610             34,264
       Travel                                     115,442             158,513             66,314             60,265
       Professional fees                          162,897             175,821             56,462             86,407
       Other                                    1,297,470           2,908,377          1,335,355          1,165,118
                                          ---------------      --------------          ---------      -------------

       Total operating expenses                 8,767,241          11,974,280          5,693,557          6,098,467
                                          ---------------      --------------          ---------      -------------

       Income before income tax
           expense                              1,736,765             630,808          1,253,644            915,912
Income tax expense                                664,167             246,624            471,056            329,173
                                          ---------------      --------------      -------------      -------------

       Net income                              $1,072,598        $    384,184            782,588      $     586,739
                                               ==========        ============      =============      =============

       Dividends on preferred stock          $     60,000       $      25,500        $    17,000      $          -
                                             ============       =============        ===========      ============

       Net income applicable to common
       shareholders                            $1,012,598        $    358,684         $  765,588      $     586,739
                                               ==========        ============         ==========      =============

       Net income per common share          $        0.31         $      0.09          $    0.19      $        0.15
                                            =============         ===========      =============      =============


Weighted average shares
       outstanding                              3,312,559           3,830,472          3,938,236          3,927,455
                                                =========      ==============      =============          =========


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1995 AND 1996 AND
                   SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)



                                                                                         UNREALIZED
                                                            ADDITIONAL      DEFERRED       GAIN ON                        TOTAL
                               COMMON        PREFERRED       PAID-IN-         STOCK      MARKETABLE       RETAINED     STOCKHOLDERS'
                               STOCK           STOCK         CAPITAL          AWARD      SECURITIES       EARNINGS        EQUITY
                             -----------    ------------   -------------   ------------  ------------   ------------   -------------
Thaxton Group, Inc.          $  31,480      $   700,000    $    64,720     $        -    $              $ 1,877,988    $ 2,674,188
Thaxton Insurance Group,
    Inc.                           400          748,332           -               -       3,071            (463,315)       288,488
                             -----------    ------------   -------------   ------------  ------------   ------------   -------------
Balance at December 31, 1994    31,880        1,448,332         64,720            -                      1,414,673      2,962,676
                                                                                         3,071
Pooling adjustments              2,600         (658,332)      (356,269)              -             -       762,001       (250,000)
                             -----------    ------------   -------------   ------------  ------------   ------------   -------------
Restated Balance December
    31, 1994                    34,480          790,000       (291,549)              -   3,071           2,176,674      2,712,676

Issued 334,724 shares of
    common stock in public       3,348                -      2,456,785            -                -              -     2,460,133
    offering
Dividends paid on preferred
    stock ($.025)                      -              -              -               -             -        (60,000)      (60,000)
Conversion of 450,000
    shares of preferred
    stock to $450,000 of
    subordinated debt                  -       (450,000)             -               -             -              -      (450,000)
Issuance of 100,00 shares
    as a restricted stock
    award                        1,000                -        899,000        (900,000)            -              -              -
Vesting of 10,000 shares of
   stock award                         -              -              -          90,000             -              -        90,000
Conversion of $500,000
   subordinated debt into
   55,556 shares of stock           555               -        499,445               -             -              -       500,000
Unrealized loss on
   marketable securities               -              -              -               -        (9,463)             -        (9,463)
Net income                             -              -              -               -             -      1,072,598     1,072,598
                             -----------    ------------   -------------   ------------  ------------   ------------   -------------
Balance at December 31, 1995    39,383          340,000      3,563,681        (810,000)      (6,392)     3,189,272      6,315,944
Employee stock grant                17                -         16,828               -             -              -        16,845
Purchase and retirement of
   7,786 shares of stock           (78)               -        (76,482)              -             -              -       (76,560)
Conversion of 340,000
   shares of preferred
   stock to $340,000 of
   subordinated debt                   -       (340,000)             -               -             -             -       (340,000)
Dividends on preferred stock           -              -              -               -             -       (25,500)       (25,500)
Vesting of 10,000 shares of
   stock award                         -              -              -          90,000             -              -        90,000
Unrealized gain on
   marketable securities               -              -              -               -         6,392              -         6,392

Net income                            -            -              -               -             -          384,184        384,184
                             -----------    ------------   -------------   ------------  ------------   ------------   -------------
Balance at December 31, 1996    39,322             -         3,504,027        (720,000)                  3,547,956      6,371,305
Vesting of 5,000 shares of
   stock award                        -            -              -            45,000           -                 -        45,000
Purchase and retirement of
   10,600 shares of stock         (106)            -          (111,927)           -             -                 -      (112,033)
Issuance of 2,007 shares
   of restricted stock              20             -            22,057            -             -                 -        22,077
Issuances of 797 shares of
   stock under Employee
   stock purchase plan               8             -             6,343            -             -                 -         6,351
Net income                          -              -              -               -                        586,739        586,739
                             ===========    ============   =============   ===========   ============   ===========    =============
Balance at June 30, 1997     $  39,244             -       $ 3,420,500     $  (675,000)          -      $4,134,696     $6,919,440
                             ===========    ============   =============   ============  ============   ============   =============


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995 AND 1996
             AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997 (UNAUDITED)





                                                       DECEMBER 31,                         JUNE 30,
                                              -------------------------------    --------------------------------
                                                                                    1996               1997
                                                   1995             1996         (UNAUDITED)       (UNAUDITED)
                                              ---------------    ------------    ------------     ---------------
Cash flows from operating activities:
  Net income                                  $1,072,598         $  384,184      $  782,588       $  586,739
  Adjustments to reconcile net income to
      net cash provided by operating
      activities:
       Provision for credit losses               890,337          3,593,399         845,940        1,538,832
       Depreciation and amortization             608,929            756,791         332,426          452,444
       Deferred taxes                            (93,868)           (26,715)        (22,098)         (32,050)
       Vesting of stock awards                    90,000             90,000          45,000           45,000
       Compensatory grant of stock to
         employees                                     -             16,845          16,845           28,428
       Unrealized (gain) loss on
         marketable securities                    (9,462)             6,392           6,392                -
       (Gain) loss on sale of premises
          and equipment                          (12,325)           (25,301)         (5,532)         (16,530)
       Gain on sale of investment                (75,957)                 -               -          (10,859)
       Increase (decrease) in other
          assets                                 528,629         (2,026,919)     (1,082,681)        (761,359)
       Increase (decrease) in accrued
          interest payable and other
          liabilities                          1,396,601             76,869         (10,045)         228,078
                                              ----------         ----------      -----------      ----------
       Net cash provided by operating
          activities                           4,395,481          2,845,545         908,835        2,058,723
                                              ----------         ----------      ----------       ----------


Cash flow from investing activities:
       Net increase in finance receivables   (20,195,250)       (13,845,854)    (8,012,393)      (6,461,138)

       Capital expenditures for premises
          and equipment                         (628,435)        (1,295,387)       (228,221)        (303,863)
       Proceeds from sale of premises and
        equipment                                 17,200             79,907          23,440           25,750
       Proceeds from the sale of investments     283,698                  -               -           17,273

       Acquisitions, net of acquired
          cash equivalents                    (1,336,338)          (752,973)       (638,941)        (133,415)
       Purchase of securities                 (1,333,942)           (68,843)        (14,739)               -
       Notes receivable (affiliate)             (810,907)           896,432       1,264,815                -
                                              ----------         ----------      ----------       -----------

       Net cash used by investing
        activities                            (24,003,974)       (14,986,848)    (7,606,039)      (6,855,393)
                                              ------------       ------------    -----------      -----------

Cash flows from financing activities:
       Proceeds from the issuance of
          common stock                         2,460,133                  -               -                -
       Repurchase of common stock                      -            (76,560)              -         (112,033)
       Dividends paid                            (60,000)           (25,500)              -                -
       Net increase in line of credit         20,002,676          9,449,851       4,090,262        4,484,000
       Proceeds from issuance of notes
          payable                                      -                  -               -          798,407
                                              ----------         ----------      -----------      -----------
       Net cash provided by financing
          activities                          22,402,809          9,347,791       4,090,262        5,170,374
                                              ----------         ----------      ----------       ----------
Net increase (decrease) in cash                2,794,316         (2,793,512)     (2,606,942)         373,704
Cash at beginning of period                      420,661          3,214,977       3,214,977          421,465
                                              ----------         ----------      ----------       ----------
Cash at end of period                         $3,214,977         $  421,465      $  608,035       $  795,169
                                              ==========         ==========      ==========       ==========

Supplemental disclosures of cash flow
information:
Cash paid during the period
   for:
       Interest                               $2,813,715         $3,805,229      $1,823,367       $2,083,934
       Income taxes                              844,658            554,651         216,810           22,000
                                              ==========         ==========      ==========       ==========
Noncash financing activities:
       Conversion of preferred stock to
         notes payable                           450,000            340,000               -                -
       Conversion of subordinated debt to
         common stock                            500,000                  -               -                -
                                              ==========         ==========      ==========       ==========


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        DECEMBER 31, 1995 AND 1996 AND JUNE 30, 1996 AND 1997 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina and operates branches in South Carolina, North Carolina, Georgia, Virginia and Tennessee. The Company is a diversified consumer finance company that is engaged primarily in purchasing and servicing retail installment contracts purchased from independent used car dealers and making and servicing personal loans to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. ("Thaxton Insurance"), which was acquired by the Company in 1996. The Company provides reinsurance through a wholly-owned subsidiary, TICO Reinsurance, Ltd. ("TRL"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

         Prior year consolidated financial statements have been restated to include the balances of companies combined and accounted for as poolings-of-interests as discussed in Note 2. Certain amounts for 1995 have been reclassified to conform to the 1996 presentation. These reclassifications have no effect on shareholders' equity or net income as previously reported.

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

         Insurance commissions earned by Thaxton Insurance are recognized as services are performed in accordance with Thaxton Insurance's contractual obligations with the underwriters, but not before protection is placed with insurers.

         (f)  EMPLOYEE SAVINGS PLAN

         The Company offers a payroll deduction savings plan to all its employees. The Company pays interest monthly at an annual rate of 10% on the prior month's ending balance. Employees may withdraw savings on demand.

         (g)  INCOME TAXES

         The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109), requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (h)  EARNINGS PER SHARE


         Earnings per share is calculated using the weighted average shares outstanding of 3,312,559 and 3,830,472 for 1995 and 1996, respectively. Such share amounts have been adjusted for the 10,025.48 for one stock split declared by the board of directors on September 8, 1995. All share and per share data have been retroactively adjusted for the stock split. The effect of common stock equivalent shares applicable to stock option plans has not been included in the calculation of net income per share because such effect is not materially dilutive.

         (i)  INTANGIBLE ASSETS

         Intangible assets include goodwill, expiration lists, and covenants not to compete related to the purchase of insurance agencies. Goodwill represents the excess of the cost of insurance agencies over the fair value of its assets at the date of acquisition. Goodwill is amortized on a straight-line basis over a fifteen to twenty year period. The expiration lists are amortized over their estimated useful life of twenty years on a straight-line basis. Covenants not to compete are amortized according to the purchase contract over five to six years on a straight-line basis. Intangible assets also include the premium paid to acquire Eagle Premium Finance, which is being amortized on a straight-line basis over ten years. Recoverability of recorded intangibles is evaluated by using undiscounted cash flows.

         (j)  STOCK OPTIONS

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires that the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income or the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to the financial statements if the Company continues to use the intrinsic value method in accordance with APB 25. The Company will continue such accounting under the provisions of APB 25.

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

         (m)  UNAUDITED INTERIM FINANCIAL INFORMATION

         Information with respect to June 30, 1996 and 1997, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company.

         NOTE 2 - BUSINESS COMBINATIONS

         The Company acquired all of the outstanding capital stock of Thaxton Insurance on October 31, 1996 in exchange for 300,000 shares of the Company's stock. Thaxton Insurance is incorporated under the laws of the State of South Carolina and licensed as an insurance agency in the states of North Carolina and South Carolina.

          The financial statements were previously reported by combining the assets, liabilities and stockholders' equity of the separate companies at the date of acquisition at their historical cost basis. In addition, the results of operations and cash flows of Thaxton Insurance were included in the consolidated financial statements from the date of acquisition. Upon further consideration, the Company determined that the periods prior to the the date of acquisition should be restated under the "as if" pooling method. Accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the assets, liabilities and equity and results of operation and cash flows of Thaxton Insurance. Total assets and stockholders' equity in 1995 were previously reported as $40,691,506 and $7,177,890, respectively. Net income per common share and net income in 1995 were previously reported as $0.29 and $921,069, respectively and $0.18 and $666,399, respectively in 1996.

         In accordance with poolings-of-interests accounting, the financial statements of the Company have been restated to reflect the acquisition as if it had been effective as of the earliest period presented. The respective contributions of the pooled entities to consolidated total income, net interest income after provision for loan losses and net income for the years ended December 31, 1995 and 1996 were as follows:




                                                                     1995               1996
                                                                ---------------     --------------
                 Total income:
                 The Thaxton Group, Inc.                         $   9,731,080         15,800,127
                 Thaxton Insurance                                   4,648,319          4,608,123
                                                                ===============     ==============
                    Combined                                      $ 14,379,399         20,408,250
                                                                ===============     ==============


                 Net interest income after provision for
                    credit losses:
                 The Thaxton Group, Inc.                         $   5,480,281          6,083,481
                 Thaxton Insurance                                   (173,525)          (357,762)
                                                                ===============     ==============
                     Combined                                    $   5,306,756          5,725,719
                                                                ===============     ==============

                 Net income:
                 The Thaxton Group, Inc.                        $      921,069            666,399
                 Thaxton Insurance                                     151,529          (272,215)
                                                                ===============     ==============
                     Combined                                     $  1,072,598        $   384,184
                                                                ===============     ==============

         The Company's total income and net interest income after provision for credit losses has been adjusted from amounts previously reported to reflect certain reclassifications from noninterest income and expense to interest income and expense, in accordance with accounting classifications followed by the Company.

         The Company acquired all of the outstanding capital stock of Eagle Premium Finance (Eagle) on September 1, 1995 in a cash purchase. Eagle is a one-office consumer finance company located in Norfolk, Virginia that specializes in financing premiums for personal lines of automobile insurance. At the date of purchase, Eagle had total finance receivables of approximately $1,921,000 and the Company recorded an intangible asset of approximately $350,000. The remaining intangible asset was approximately $337,000, $302,000, and $284,966 at December 31, 1995, December 31, 1996 and June 30, 1997,
respectively, and is included in goodwill and other intangible assets in the accompanying consolidated balance sheets.

         NOTE 3 - FINANCE RECEIVABLES

         Finance receivables consist of the following at December 31, 1995 and 1996 and June 30, 1997:



                                                         DECEMBER 31,                     JUNE 30,
                                           ---------------------------------------
                                                  1995                  1996                 1997
                                           --------------------    ---------------      ---------------
                                                                                        (unaudited)
Automobile Sales Contracts                      $ 32,455,654        $ 47,603,138        $ 53,636,050
Direct Loans                                      10,398,470          12,560,126          12,655,681
Premium Finance Contracts                          5,046,110           2,943,337           3,380,685
                                                   ---------          ----------           ---------
         Total finance receivables                47,900,234          63,106,601          69,672,416
Unearned interest                                 (9,325,101)        (12,445,781)        (13,775,488)
Unearned insurance premiums, net                    (406,431)           (132,733)           (101,923)
Bulk purchase discount                              (416,000)         (1,014,000)           (921,313)
Dealer hold back                                    (676,000)           (773,000)         (1,015,229)
Allowance for credit losses                         (783,200)         (2,195,000)         (2,390,070)
                                                -------------       -------------       -------------
Finance receivables, net                        $ 36,293,502        $ 46,546,087        $ 51,468,393
                                                ============        ============        ============


         Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately

$3,710,000 and $416,000, respectively, at December 31, 1995; approximately $7,371,000 and $1,014,000, respectively, at December 31, 1996; and approximately $7,769,780 and $921,313, respectively, at June 30, 1997.

         With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $20,320,700 and $676,000, respectively, at December 31, 1995, approximately $31,451,000 and $773,000, respectively, at December 31, 1996, and approximately $33,571,649 and $1,015,229, respectively, at June 30, 1997.

         At December 31, 1996 and June 30, 1997, there were no significant concentrations of receivables in any type of property or to one borrower.

         These receivables are pledged as collateral for a line of credit agreement.

         Changes in the allowance for credit losses for the years ended December 31, 1994, 1995 and 1996 and the six months ended June 30, 1996 and 1997 are as follows:


                                                                                          SIX MONTHS
                                                 YEAR ENDED DECEMBER 31,                ENDED JUNE 30,
                                              ------------------------------    --------------------------------
                                                 1995             1996               1996              1997
                                              ------------    --------------    ---------------    -------------
                                                                                 (unaudited)       (unaudited)
Beginning balance                                $424,425     $    783,200          $ 783,200       $2,195,000
Valuation allowance for acquired loans            290,244           28,842             28,872              -
Provision for credit losses                       890,337        3,593,399            845,940        1,538,832
Charge-offs                                     (924,620)       (2,526,231)          (788,368)      (1,436,203)
Recoveries                                        102,814          315,790            135,721           92,441
                                                  -------      -----------            -------       --- ------
Net charge-offs                                 (821,806)       (2,210,441)          (652,647)      (1,343,762)
                                                ---------       -----------          ---------      -----------

Ending balance                                   $783,200     $ 2,195,000          $1,005,365       $2,390,070
                                                  =======      ==========          ==========       ==========


         The valuation allowance for acquired loans relates to the acquisition of approximately $3,425,000 and $748,000 of receivables in 1995 and 1996, respectively.

         The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

         NOTE 4 - PREMISES AND EQUIPMENT

         A summary of premises and equipment at December 31, 1995 and 1996 follows:




                                                                            1995                   1996
                                                                       ----------------     -------------------
Leasehold improvements                                                    $    444,096             $ 504,328
Furniture and fixtures                                                         541,061               477,158
Equipment and automobiles                                                    1,609,586             2,762,214
                                                                             ---------             ---------
                  Total cost                                                 2,594,743             3,743,700
Accumulated depreciation                                                     1,409,899             1,796,490
                                                                             ---------       ----------------
                  Net premises and equipment                               $ 1,184,844            $1,947,210
                                                                       ================     ===================


         NOTE 5 - INTANGIBLE ASSETS

         Intangible assets consist of the following at December 31, 1995 and 1996:




                                                                      1995                      1996
                                                               --------------------     ---------------------
Covenants not to compete                                           $      47,995                $  102,022
Goodwill                                                               1,782,932                 2,036,563
Insurance expirations                                                  1,732,227                 2,135,098
Purchase premium                                                         348,938                   348,938
                                                                         -------                   -------

                  Total cost                                           3,912,092                 4,622,621

Less accumulated amortization                                            922,875                 1,158,807
                                                                         -------                 ---------

Intangible assets, net                                               $ 2,989,217                $3,463,814
                                                                     ===========                ==========

         The majority of the intangibles were acquired by the Company in connection with its acquisition of Thaxton Insurance.

         Amortization expense was approximately $179,741 and $105,000 in 1995 and 1996, respectively.

         NOTE 6 - LEASES

         The Company conducts all of its operations from leased facilities. It is expected that in the normal course of business, leases that expire will be renewed at the Company's option or replaced by other leases or acquisitions of other properties. Total rental expense was approximately $440,000 in 1995 and $304,000 in 1996.

         The future minimum lease payments under noncancelable operating leases as of December 31, 1996, are as follows:


1997                                               $446,559
1998                                                270,670
1999                                                178,358
2000                                                 52,296
2001                                                 30,100
                                                   --------
Total minimum lease payments                       $977,983
                                                    =======

         Four of the office buildings in which the Company conducts business are owned by related parties. These premises are leased to the Company for a total monthly rental rate of $4,350.

         NOTE 7 - NOTES PAYABLE

         At December 31, 1995 and 1996, notes payable consist of the following:



                                                                                  1995                   1996
                                                                           -------------------    -------------------

Note payable to insurance company maturing in May, 1998 and bearing
interest at prime plus 2% and is reset quarterly                               $      300,000         $      500,000

Note payable to insurance company payable within sixty days after written demand by the lender. The note bears interest at prime plus 2%
and is reset monthly                                                                        -                250,000

Lines of credit                                                                    34,632,281             42,615,947

Note payable to finance company due in monthly installments of $9,091 through
July, 2003 including interest at 8.99%. This note is secured by
an aircraft purchased with the funds                                                        -                540,600

Note payable to insurance agency due annually on July 1 in installments of
$78,022 through July 1997, including interest at a rate of 9% and secured by
agency purchased with funds and various individual stockholders' assets               137,248                 71,578

Note payable to individual due annually on January 1 in installments of $23,496 through January 2001, including interest at a rate of 8% and secured by agency
purchased with funds and various individual stockholders' assets                       93,814                 93,814

Note payable to individual due annually on June 1 in installments of $40,000 through June 1998, including interest at a rate of 7% and secured by stock
purchased with funds and various individual stockholders' assets                      104,973                 72,321

Note payable to individual due on January 1, 1997 plus interest at a rate of 7%.
Secured by agency purchased with funds and various individual stockholders' assets     60,000                 60,000

Note payable to individual due in monthly installments of $3,607 through
January 1999, including interest at a rate of 6% and secured by agency
purchased with funds and various individual stockholders' assets                      116,182                 79,012

Note payable to individual due in monthly installments of $9,478,
through March 2001, including interest at a rate of 6%                                      -                423,449

Notes payable to individuals with varying maturity dates and rates
ranging from 8-12%                                                                  1,421,637              1,639,162

Note payable to individual due in 1996, plus interest at a rate of 12%
unsecured                                                                              32,241                      -
                                                                                   ----------             ----------
                                                                                 $ 36,898,376           $ 46,345,883
                                                                                   ==========             ==========

     A schedule of maturities of long-term debt is as follows:

               YEAR ENDING
               DECEMBER 31                             AMOUNT
-------------------------------------------    ------------------------

                   1997                                    $ 1,256,603
                   1998                                     44,261,706
                   1999                                        315,870
                   2000                                        211,126
                   2001                                        140,129
                Thereafter                                     160,449
                  Total                                   $ 46,345,883
                                                           ===========

         At December 31, 1996, the Company maintained a line of credit agreement with a commercial finance company for $80 million, maturing on July 31, 1998. At December 31, 1996, the Company's net finance receivables would have allowed it to borrow an additional $5.6 million against existing collateral, with approximately $39 million of total potential borrowing capacity available under the $80 million limit in place on such date. The outstanding balance under this line of credit was $41,166,000 at December 31, 1996. There are two tranches under this agreement, Tranche A and Tranche B. The total line of credit under Tranche A is $70,000,000 of which $30,159,000 is available at December 31, 1996. This tranche bears interest at the lender's prime rate plus 1% (9.25% at December 31, 1996). The total line of credit under Tranche B is $10,000,000, of which $8,675,000 is available at December 31, 1996. This tranche bears interest at the lender's prime rate plus 5% (13.25% at December 31, 1996). Interest on the outstanding line of credit balance is payable monthly.


         The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements which may be amended from time to time. Also, the Company may pay dividends up to 50% of the current year's net income. As of December 31, 1996, the Company met all such ratios and requirements (see Note 11).

         Thaxton Insurance maintains a line of credit agreement with the same commercial finance company for $3 million maturing June 30, 1998. Of this amount, approximately $1,686,000 was available at December 31, 1996. The outstanding balance under this line of credit was $1,314,000 at December 31, 1996. Borrowings under this arrangement bear interest at the lender's prime rate plus 3% (11.25% at December 31, 1996), payable monthly.

         Thaxton Insurance also has a line of credit agreement with a commercial bank whereby the Company can borrow up to $400,000. The principal is payable on demand, and interest is payable quarterly at the bank's prime rate plus one percent (9.25% at December 31, 1996). The amount outstanding as of December 31, 1996 was approximately $136,000. The line of credit is secured by certain real estate, furniture, fixtures, equipment and investments owned by Thaxton Insurance and individual shareholders. Thaxton Insurance also has a sweep account with the bank. The bank requires Thaxton Insurance to maintain a $55,000 balance in the account. If the account drops below $55,000 the bank automatically advances money from the line-of-credit to increase the account to $55,000.

         NOTE 8 - NOTES PAYABLE TO AFFILIATES


         The Company had approximately $744,000 of notes payable to affiliates at December 31, 1996. At December 31, 1995, the Company had notes payable to affiliates of $401,277. During 1995, $500,000 of notes payable to affiliates were converted to common stock and an additional $500,000 was repaid from proceeds of the public stock offering.

         During 1996, 340,000 shares of Preferred Stock B of Thaxton Insurance Group were converted to $340,000 of notes payable.

         NOTE 9 - BENEFITS

         In 1995 the Board of Directors of the Company adopted the Thaxton Group, Inc. 1995 Stock Incentive Plan (the "Incentive Plan"), under which 620,000 shares of common stock were available for grants to key employees of the Company. Awards under the Incentive Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance awards and other common stock and common stock-based awards. Stock options granted under the Incentive Plan may be either incentive stock options or non-qualified stock options. During 1996, the Company granted 20,000 options to employees under the Incentive Plan at an exercise price of $9.00 per share. The options vest and become exercisable in installments of 20% of the shares on each of the first, second, third, fourth, and fifth anniversary dates of the grant. None of the options outstanding at December 31, 1996 were exercisable. All options granted in 1996 have a contractual maturity of ten years. The grant date fair value of options granted during 1996 was $3.90 per share as determined by using the Black-Scholes option pricing model with the following assumptions: (1) risk-free interest rate of 6.25%; (2) expected life of 5 years; (3) expected volatility of 10.40%; and (4) no expected dividends.

         Under the Incentive Plan, the Company granted a restricted stock award of 100,000 shares of common stock to an executive officer of the Company. The stock award became effective December 29, 1995 ("Vesting Date") with 10,000 shares vesting at that time. The remaining shares become vested at the rate of 10,000 shares per year on the first through the ninth anniversaries of the Vesting Date only if the executive officer is employed by the Company on the applicable anniversary date. The Company will record compensation expense over the vesting period based on the market value at the date of grant.

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

         NOTE 10 - INCOME TAXES

       Income taxes consist of the following:

                               CURRENT            DEFERRED          TOTAL
       1995:
              Federal         $ 652,927           $(88,504)       $564,423
              State             105,108            (5,364)         99,744
                              ---------            ------          ------
                              $ 758,035           $(93,868)       $664,167
                               ========            =======         =======
       1996:
              Federal         $ 234,067           $(22,487)       $211,580
              State              39,272            (4,228)         35,044
                              ---------            ------          ------
                              $ 273,339           $(26,715)       $246,624
                               ========            =======         =======

         A reconciliation of the Company's income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to net income before income taxes is as follows:



                                                                               1995          1996
                                                                               ----          ----

              Statutory rate applied to net income before taxes           $   590,500 $     214,475
              Increase (decrease) in income resulting from:
                  Goodwill amortization                                        28,208        50,809
                  TRL nontaxable income                                       (84,712)      (79,132)
                  State taxes, less related federal benefit                    65,832        23,129
                  Other                                                        64,339        37,343
                                                                           ----------    ----------

              Income taxes                                                $   664,167   $   246,624
                                                                           ==========    ==========


         The effective tax rate was 39.1% and 38.2% for the years ended December 31, 1996 and 1995, respectively.


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) at December 31, 1995 and 1996 are presented below:



                                                                                 1995                1996
                                                                                 ----                ----

       Deferred tax assets:
                  Loan loss reserves                                       $     361,416           $ 872,213
                  Intangibles                                                     22,591
                  Unearned interest and fees                                     187,414              28,856
                  Other                                                           94,380              34,016
                                                                             -----------         -----------
                  Total gross deferred tax assets                                665,801             935,085
                                                                             -----------         -----------
                  Less valuation allowance                                            -                   -
                                                                             -----------         ----------
                  Net deferred tax assets                                        665,801             935,085
                                                                             -----------         -----------

       Deferred tax (liabilities)
                  Prepaid insurance                                             (173,743)           (300,525)
                  Depreciable basis of fixed assets                              (38,000)            (92,144)
                  Deferred loan costs                                                 -              (88,232)
                  Intangibles                                                         -             (146,667)
                  Other                                                               -               (4,705)
                                                                             -----------         ------------
                  Total gross deferred tax liability                            (211,743)           (632,273)
                                                                             ------------        -----------
                  Net deferred tax asset                                   $     454,058       $     302,812
                                                                             ===========         ===========

         The Company recorded deferred tax liabilities of $177,961 related to its 1996 acquisition of Williams Agency, Inc. The balance of the change in the net deferred tax asset is reflected as a deferred income tax benefit in the accompanying consolidated statements of income.

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

         NOTE 11 - SUBSEQUENT EVENT (UNAUDITED)


         During the quarter ended September 30, 1997, the Company experienced a significant increase in finance receivable charge-offs. The net charge-offs for the quarter were $1,296,370 compared to net charge-offs for the first six months of 1997 of $1,343,762 and net charge-offs of $503,180 during the comparable quarter of 1996. This increase in net charge-offs resulted in a significant increase in the provision for credit losses to $2,346,980 for the quarter ended September 30, 1997 as compared to provision for the first six months of 1997 and the comparable quarter of 1996 of $1,538,832 and $577,414, respectively. As a result, the allowance for credit losses was increased to $3,440,680 at September 30, 1997 or 5.86% of net finance receivables as compared to $2,390,020 or 4.28% of net finance receivables at June 30, 1997.


         As a result of the increase in the provision for credit losses, the Company will incur a loss for the quarter ended September 30, 1997 and for the nine months then ended. This loss will not result in any violations of the financial covenants of the $80 million line of credit agreement, as amended, discussed in Note 7.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE THAXTON GROUP, INC.



                               By:  /s/ KENNETH H. JAMES
                                  ---------------------------------------
                                   Kenneth H. James
                                   Chief Financial Officer

                               Date:   November 10, 1997