Form 10KSB/A
period 1997-03-31
THAXTON GROUP INC
filed 1997-11-07
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-QSB A


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

The Company is amending its Report on Form 10-Q for the period ended March 31, 1997, because the Company determined subsequent to the filing of the Form that all financial statements presented should combine the accounts of the Company with those of The Thaxton Insurance Group, Inc., which the company acquired in October of 1996. That acquisition was accounted for as a pooling of interests, but the Company's Form 10-Q for the period ended March 31, 1997 as originally filed did not present combined statements for periods prior to the acquisition. This amendment combines the accounts for all statements for all periods presented.

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
                                                                   ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   $ 58,201,678
                                                                   ============

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income

                           Three Months Ended March 31
                                                       1997            1996
                                                       ----            ----

Interest and fee income                                $3,519,211     $3,204,877
Interest expense                                        1,148,796        979,803
                                                       ----------     ----------

     NET INTEREST INCOME                                2,370,415      2,225,074

Provision for credit losses                               729,767        478,614
                                                       ----------     ----------

     NET INTEREST INCOME AFTER PROVISION
        FOR CREDIT LOSSES                               1,640,648      1,746,460

Other income:
     Insurance premiums and
          commissions, net                              1,207,657      1,309,643
     Other income                                         448,862        276,205
                                                       ----------     ----------

          TOTAL OTHER INCOME                            1,656,519      1,585,848

Operating expenses:
     Compensation                                       1,425,474      1,349,991
     Telephone, postage, and supplies                     317,275        277,415
     Net occupancy                                        355,534        298,850
     Insurance                                             56,961         47,115
     Collection expense                                    43,311         26,962
     Travel                                                32,407         25,444
     Professional fees                                     37,470         18,867
     Reinsurance claims expense                           123,655         42,925
     Other                                                422,111        680,084
                                                       ----------     ----------

          TOTAL OPERATING EXPENSES                      2,814,198      2,767,653
                                                       ----------     ----------

     NET INCOME BEFORE TAXES                              482,969        564,655

Income tax expense                                        168,693        213,953
                                                       ----------     ----------

     NET INCOME                                        $  314,276     $  350,702
                                                       ==========     ==========

Dividends on preferred stock                                 --       $    8,500
                                                       ==========     ==========

     NET INCOME APPLICABLE TO COMMON
     SHAREHOLDERS                                      $  314,276     $  342,202
                                                       ==========     ==========
                                                       ==========     ==========

     NET INCOME PER COMMON SHARE                       $      .08     $      .09
                                                       ==========     ==========

    WEIGHTED AVERAGE SHARES OUTSTANDING                 3,929,281      3,938,236
                                                       ==========     ==========

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

(2)    Finance Receivables

       Finance receivables consisted of the following at March 31, 1997 and 1996:

                                                   1997                 1996
                                                   ----                 -----
Consumer                                        $ 60,607,601       $ 45,925,943
Real estate secured                                  917,354            820,323
Insurance premium finance                          3,149,645          5,672,881
Wholesale loans                                      310,133            263,851
                                                ------------       ------------

     Total finance receivables                    64,984,733         52,682,998

Unearned interest                                (12,835,353)       (10,082,822)
Unearned insurance premiums, net                     (62,783)          (328,960)
Allowance for credit losses                       (2,285,057)          (870,076)
Bulk purchase discount                              (890,071)          (333,730)
Dealer holdback                                     (784,977)          (853,450)
                                                ------------       ------------

     Finance receivables, net                   $ 48,126,492       $ 40,213,960
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

       At March 31, 1997, there were no significant concentrations of receivables in any type of property or to one borrower.

      These receivables are pledged as collateral for a line of credit agreement.

       Changes in the allowance for credit losses for the three months ended March 31, 1997 and 1996 were as follows:

                                                    1997                1996
                                                     ----                ----
Beginning balance                                  $ 2,195,000          783,200
Valuation allowance for acquired loans                     -0-           34,193
Provision for credit losses                            729,766          478,614
Charge-offs                                           (688,489)        (498,754)
Recoveries                                              48,780           67,473
                                                   -----------      -----------
Net charge-offs                                       (639,709)        (425,931)
                                                   -----------      -----------
Ending balance                                     $ 2,285,057          870,076
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

                                                       For the Three Months
                                                         Ended  March 31
                                                        -----------------
                                                       1997              1996
                                                       ----              ----

Average Net Finance Receivables (1)               $49,626,047       $39,636,208
Average notes payable                              42,710,080        33,382,553

Interest and fee income                             3,700,561         3,202,385
Interest expense (2)                                1,022,191           874,459
                                                  -----------       -----------
Net interest income                                 2,678,370         2,327,926

Average interest rate earned (1)                        29.83%            32.32%
Average interest rate paid (1)                           9.57             10.48
                                                  ============     =============
Net interest spread                                     20.26             21.84

Net interest margin (3)                                 24.59             23.49
                                                         ========    ==========
------------

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

      Unearned income at March 31, 1997 was $12,898,136 versus $10,411,782 at March 31, 1996, a 24% increase which was directly related to the higher volume of Automobile Sales Contract originations during 1997. The provision for credit losses established for the three months ended March 31, 1997 was $729,767 versus $478,614 for 1996, and the allowance for credit losses increased from $870,076 at March 31, 1996 to $2,285,057 at March 31, 1997. The increase in the provision is due to strengthening the Company's allowance for credit losses in response to higher than expected loan losses and repossessions in the fourth quarter of 1996. The allowance for credit losses as a percentage of average Net Finance Receivables increased from 2.06% at March 31, 1996 to 4.39% at March 31, 1997.

      The growth in finance receivables during the three months ended March 31, 1997 versus the comparable period in 1996 resulted in higher levels of interest and fee income. Interest and fee income for the three months ended March 31, 1997 was $3,519,211, versus $3,204,877 for the three months ended March 31, 1996, a 10% increase. Interest expense also was higher, increasing to $1,148,796 for the three months ended March 31, 1997 versus $979,803 for the three months ended March 31, 1996, a 17% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations.

      Net interest income for the three months ended March 31, 1997 increased to $2,370,415 from $2,225,074 for the comparable period of 1996, a 7% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 14% decrease in net interest spread for the three months ended March 31, 1997 versus 1996.

      Insurance commissions net of insurance cost decreased to $1,207,657 for the three months ended March 31, 1997 from $1,309,643 for 1996. Other income increased from $276,205 at March 31, 1996 to $448,862 at March 31, 1997 due to profit sharing payments received from insurance companies.

      Operating expenses increased from $2,767,653 for the three months ended March 31, 1996 to $2,814,198 for 1997, a 2% increase. The increase in expenses was due to opening new offices, in addition to a general increase in costs associated with administering a significantly larger finance receivable portfolio.

      Net income decreased to $314,276 for the three months ended March 31, 1997 from $350,702 for 1996. The decrease in net income was due to the higher levels of net interest and insurance income being offset by higher loss provisions and expenses.

      Stockholders' equity increased from $6,371,305 at December 31, 1996 to $6,543,975 at March 31, 1997, a 3% decrease, as a result of retained earnings from after tax profits during the period.

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

                                                   At or for the Three Months
                                                         Ended March 31,
                                                   ----------------------------
                                                      1997              1996
                                                   ---------          ---------

Net finance receivables(1)                            $52,086,596    $42,271,216
Allowance for credit losses                             2,285,057        870,076
Allowance for credit losses as a percentage of  net          4.39%          2.06%
finance receivables (1)
Dealer reserves and discounts on bulk purchases       $ 1,675,048    $ 1,187,180
Dealer reserves and discounts on bulk purchases as           4.23%          4.67%
percentage of Automobile Sales Contracts at period
end(2)
Allowance for credit losses and dealer reserves and          7.60%          4.87%
discount on bulk purchases as a percentage of net
finance receivables (1)
Provision for credit losses                           $   729,767    $   478,614
Charge-offs (net of recoveries)                           639,709        425,931
Charge-offs (net of recoveries) as a percentage of           5.16%          4.30%
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

                                                           At March 31,
                                                         1997        1996
                                                        ------       -----
 Dealer reserves and discounts on bulk purchases       $1,675,048   $1,487,180
    on Automobile
 Sales Contracts Allowance for credit losses:
   Direct Loans                                         2,069,255      553,327
   Premium Finance Contracts                              215,802      316,749
                                                       ----------   ----------
       Subtotal                                         2,285,057      870,076
                                                       ----------   ----------
       Total                                           $3,960,105   $2,357,256

                                                       ==========   ==========
      The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                                           At March 31,
                                                                         ----------------
                                                                  1997                   1996
                                                              ---------------        -------------

Automobile Sales Contracts and Direct Loans contractually         $394,144             $304,663
 past due 90 days or more(1)
 Automobile Sales Contracts and Direct Loans (1)                 47,380,472           36,229,145
 Automobile Sales Contracts and Direct Loans contractually             .83%                 .84%
 past due 90 days or more as a percentage of Automobile
 Sales  Contracts and Direct Loans

-------------------------

(1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

      The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                 At March 31,
                                               ----------------
                                             1997          1996
                                             -----         -----
Premium finance contracts contractually    $   66,208    $  124,150
past due 60 days or more(1)
Premium finance contracts outstanding(1)    3,031,076     5,390,978
Premium finance contracts contractually          2.18%         2.30%
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