Form 10QSB/A
period 1997-06-30
THAXTON GROUP INC
filed 1997-11-07
CIK 1001430

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

           Issuers telephone number including area code: 803-285-4336


Check whether the issuer (1) filed all reports required to by filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months(or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirement for the past 90 days. Yes X    No
                                                                  ---    -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                                     OUTSTANDING AT
   CLASS                                             AUGUST 5, 1997
COMMON STOCK                                          3,922,683

The Company is amending its Report on Form 10-Q for the period ended June 30, 1997, because the Company determined subsequent to the filing of the Form that all financial statements presented should combine the accounts of the Company with those of The Thaxton Insurance Group, Inc., which the company acquired in October of 1996. That acquisition was accounted for as a pooling of interests, but did not present combined statements for periods prior to the acquisition. This amendment combines the accounts for all statements for all periods presented.

ITEM 1.  FINANCIAL STATEMENTS

                             THE THAXTON GROUP, INC.

                           Consolidated Balance Sheets


   ASSETS                                                          June 30,       December 31,
                                                                     1997            1996
                                                                  (Unaudited)


Cash                                                            $    795,169    $    421,465

Finance receivables, net                                          51,468,393      46,546,087

Premises and equipment, net                                        1,961,699       1,947,210
Accounts receivable                                                1,651,859       1,269,384
Repossessed automobiles                                              810,011       1,166,495
Goodwill and other intangible assets                               3,948,002       3,463,814
Other assets                                                       2,073,004       1,867,112
                                                                 ------------    ------------


                   TOTAL ASSETS                                 $ 62,708,137    $ 56,681,567
                                                                ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Notes payable                                                $ 51,634,290    $ 46,345,883
   Accrued interest payable                                          379,427         387,237
   Notes payable to affiliates                                       737,621         743,621
   Accounts payable                                                  945,284       1,350,306
   Employee savings plan                                           1,255,746       1,098,457
   Other liabilities                                                 836,329         384,758
                                                                ------------     ------------


                   TOTAL LIABILITIES                              55,788,697      50,310,262

   Common stock, $.01 par value; authorized
     50,000,000 shares, issued and
     outstanding 3,924,382 shares                                     39,244          39,322
   Additional paid-in-capital                                      3,420,500       3,504,027
   Retained earnings                                               4,134,696       3,547,956
   Deferred stock award                                             (675,000)       (720,000)
                                                                  ------------  ------------


                   TOTAL STOCKHOLDERS' EQUITY                      6,919,440       6,371,305
                                                                  ------------   ------------


                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                $ 62,708,137    $ 56,681,567
                                                                ============    ============



See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income
                                   (Unaudited)
                           Three Months Ended June 30

                                             1997          1996
                                             ----           ----

Interest and fee income                     $4,248,988   $3,348,580
Interest expense                             1,245,544    1,027,247
                                            ----------   ----------

     NET INTEREST INCOME                     3,003,444    2,321,333

Provision for credit losses                    809,065      367,326
                                            ----------   ----------

     NET INTEREST INCOME AFTER PROVISION
        FOR CREDIT LOSSES                    2,194,379    1,954,007

Other income:
     Insurance premiums and
          commissions, net                   1,322,143    1,452,455
     Other income                              200,690      208,431
                                            ----------   ----------

          TOTAL OTHER INCOME                 1,522,833    1,660,886

Operating expenses:
     Compensation and employee benefits      1,593,322    1,393,237
     Telephone, postage, and supplies          344,230      273,993
     Net occupancy                             359,330      296,673
     Insurance                                  80,331       40,590
     Collection expense                         39,082        5,648
     Travel                                     27,858       40,870
     Professional fees                          52,937       37,595
     Reinsurance claims expense                 92,301      182,027
     Other                                     694,878      655,271
                                            ----------   ----------

          TOTAL OPERATING EXPENSES           3,284,269    2,925,904
                                            ----------   ----------

     NET INCOME BEFORE INCOME TAX EXPENSE      432,943      688,989

Income tax expense                             160,480      257,103
                                            ----------   ----------

     NET INCOME                             $  272,463   $  431,886
                                            ==========   ==========

Dividends on preferred stock                      --     $    8,500
                                            ==========   ==========

     NET INCOME APPLICABLE TO COMMON
     SHAREHOLDERS                           $  272,463   $  423,386
                                            ==========   ==========

     NET INCOME PER COMMON SHARE            $      .07   $      .11
                                            ==========   ==========

     WEIGHTED AVERAGE SHARES OUTSTANDING     3,925,507    3,938,236
                                            ==========   ==========

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income
                                   (Unaudited)
                            Six Months Ended June 30
                                               1997         1996
                                             ----           ----

Interest and fee income                     $7,768,199   $6,553,457
Interest expense                             2,394,340    2,007,050
                                            ----------   ----------

     NET INTEREST INCOME                     5,373,859    4,546,407

Provision for credit losses                  1,538,832      845,940
                                            ----------   ----------

     NET INTEREST INCOME AFTER PROVISION
        FOR CREDIT LOSSES                    3,835,027    3,700,467

Other income:
     Insurance premiums and
          commissions, net                   2,529,800    2,692,098
     Other income                              649,552      554,636
                                            ----------   ----------

          TOTAL OTHER INCOME                 3,179,352    3,246,734

Operating expenses:
     Compensation and employee benefits      3,022,796    2,743,228
     Telephone, postage, and supplies          661,505      551,408
     Net occupancy                             714,864      595,523
     Insurance                                 137,292       87,705
     Collection expense                         82,393       32,610
     Travel                                     60,265       66,314
     Professional fees                          86,407       56,462
     Reinsurance claims expense                215,956      224,952
     Other                                   1,116,989    1,335,355
                                            ----------   ----------

          TOTAL OPERATING EXPENSES           6,098,467    5,693,557
                                            ----------   ----------

     NET INCOME BEFORE INCOME TAX EXPENSE      915,912    1,253,644

Income tax expense                             329,173      471,056
                                            ----------   ----------

     NET INCOME                             $  586,739   $  782,588
                                            ==========   ==========

     Dividends on preferred stock                 --     $   17,000
                                            ==========   ==========

     NET INCOME APPLICABLE TO COMMON
     SHAREHOLDERS                           $  586,739   $  765,588
                                            ==========   ==========

     NET INCOME PER COMMON SHARE            $      .15   $      .19
                                            ==========   ==========

     WEIGHTED AVERAGE SHARES OUTSTANDING     3,927,455    3,938,236
                                            ==========   ==========

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                            Six months ended June 30

                                            1997            1996
                                           ----             ----

Cash flows from operating activities   $ 2,058,723    $   908,835
Cash flows from investing activities    (6,855,393)    (7,606,039)
Cash flows from financing activities     5,170,374      4,090,262
                                       -----------    -----------

NET (DECREASE) INCREASE IN CASH            373,704     (2,606,942)

CASH AT BEGINNING OF PERIOD                421,465      3,214,977
                                       -----------    -----------

CASH AT END OF PERIOD                  $   795,169    $   608,035

                                      ============    ===========

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

       (h)    EARNINGS PER SHARE

              Earnings per share is calculated using the weighted average shares outstanding of 3,927,455 and 3,938,236 for 1997 and 1996, respectively. The effect of common stock equivalent shares applicable to stock option plans has not been included in the calculation of net income per share because such effect is not materially dilutive.

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

(2)    Finance Receivables

       Finance receivables consisted of the following at June 30, 1997.


               Automobile sales contracts                         $53,636,050
               Direct loans                                        12,655,681
               Premium finance contracts                            3,380,685
                                                                    ---------

                    Total finance receivables                      69,672,416

               Unearned interest                                 (13,775,488)
               Unearned insurance premiums, net                     (101,923)
               Allowance for credit losses                        (2,390,070)
               Bulk purchase discount                               (921,313)
               Dealer holdback                                    (1,015,229)
                                                                  -----------

                    Finance receivables, net                      $51,468,393
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

       At June 30, 1997, there were no significant concentrations of receivables in any type of property or to one borrower.

         These receivables are pledged as collateral for a line of credit agreement.

       Changes in the allowance for credit losses for the six months ended June 30, 1997 and 1996 were as follows:

                                            1997             1996
                                           ----              ----
Beginning balance                        $ 2,195,000    $   783,200
Valuation allowance for acquired loans           -0-         28,872
Provision for credit losses                1,538,832        845,940
Charge-offs                               (1,436,203)      (788,368)
Recoveries                                    92,441        135,721
                                         -----------    -----------
Net charge-offs                           (1,343,762)      (652,647)
                                         -----------    -----------
Ending balance                           $ 2,390,070    $ 1,005,365
                                         ===========    ===========

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

       TIG also has a line of credit agreement with a commercial bank under which the Company can borrow up to $400,000. The principal is payable on demand, and interest is payable quarterly at the bank's prime rate plus one percent (9.5% at June 30, 1997). The amount outstanding as of June 30, 1997 was $175,345. The line of credit is secured by certain real estate, furniture, fixtures, equipment and investments
                                       12
       owned by TIG and individual shareholders. TIG also has a sweep account with the bank. The bank requires TIG to maintain a $55,000 balance in the account. If the account drops below $55,000 the bank automatically advances money from the line-of-credit to increase the account to $55,000.

       At June 30, the Company had notes payable to other non-affiliates in the amount of $4,494,621 and affiliates in the amount of $737,621.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFITABILITY

         The following table sets forth certain data relating to the Company's profitability during the periods presented.

                                       For the Three Months           For the Six Months
                                           Ended June  30                  Ended June 30
                                      1997              1996           1997           1996
                                      ----              ----           ----           ----

Average net finance receivables(1)   $52,289,595    $42,521,187    $51,035,860    $40,701,351
Average notes payable(1)              44,758,058     36,379,696     43,873,630     34,918,435

Interest and fee income(2)             4,039,702      3,345,910      7,740,263      6,548,295
Interest expense(2)                    1,111,725        916,500      2,133,916      1,790,959
                                     -----------    -----------    -----------    -----------
Net interest income                    2,927,977      2,429,410      5,606,347      4,757,335
                                     ===========    ===========    ===========    ===========

Average interest rate earned(1)            30.90%         31.48%         30.33%         32.18%
Average interest rate paid(1)               9.94          10.08           9.73          10.26
                                     -----------    -----------    -----------    -----------
Net interest spread                        20.96          21.40          20.60          21.92
                                     ===========    ===========    ===========    ===========

Net interest margin(3)                     22.40%         22.85%         21.97%         23.38%
                                     ===========    ===========    ===========    ===========

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

      The growth in finance receivables during the six months ended June 30, 1997 versus the comparable period in 1996 resulted in higher levels of interest and fee income. Interest and fee income for the six months ended June 30, 1997 was $7,768,199, versus $6,553,457 for the six months ended June 30, 1996, a 19% increase. Interest expense also was higher, increasing to $2,394,340 for the six months ended June 30, 1997 versus $2,007,050 for the comparable period of 1996, a 19% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations and the working capital requirements of Thaxton Insurance.

      Net interest income for the six months ended June 30, 1997 increased to $5,373,859 from $4,546,407 for the comparable period of 1996, a 18% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 6% decrease in net interest spread for the six months ended June 30, 1997 versus the comparable period of 1996.

      Insurance commissions net of insurance cost decreased to $2,529,800 for the six months ended June 30, 1997 from $2,692,098 for the comparable period of 1996, due to reduced sales of insurance products to borrowers. Other income increased from $554,336 for the six months ended June 30, 1996 to $649,552 for the comparable period of 1997 due to increased profit sharing payments to Thaxton Insurance from various insurance carriers.

      Reinsurance claims and collection expenses remained fairly constant for the six months ended June 30, 1997 compared to the six months ended June 30, 1996, with reinsurance claims expense decreasing 4% and collection expenses increasing 5%.

      Total operating expenses increased from $5,693,557 for the six months ended June 30, 1996 to $6,098,467 for the comparable period of 1997, a 7% increase. The increase in expenses was due to opening new finance offices in addition to a general increase in costs associated with administering a larger finance receivable portfolio.

      Net income decreased to $586,739 for the six months ended June 30, 1997 from $782,588 for the comparable period of 1996. The decrease in net income was due to the higher levels of net interest and insurance commission income being offset by higher provisions for credit losses and expenses.

      Stockholders' equity increased from $6,271,305 at December 31, 1996 to $6,919,440 at June 30, 1997 as a result of retained earnings from after tax profits earned during the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

      The growth in finance receivables during the three months ended June 30, 1997 versus the comparable period of 1996 resulted in higher levels of interest and fee income. Interest and fee income for the three months ended June 30, 1997 was $4,248,988, versus $3,348,580 for the three months ended June 30, 1996, a 27% increase. Interest expense also was higher, increasing to $1,245,544 for the three months ended June 30, 1997 versus $1,027,247 for the three months ended June 30, 1996, a 21% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations.

      Net interest income for the three months ended June 30, 1997 increased to $3,003,444 from $2,321,333 for the comparable period of 1996, a 29% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 2% decrease in net interest spread for the three months ended June 30, 1997 versus the comparable period of 1996.

      Insurance commissions net of insurance cost decreased to $1,322,143 for the three months ended June 30, 1997 from $1,452,455 for the comparable period of 1996, due to reduced sales of insurance products to borrowers. Other income was comparable for the two three month periods.

      Operating expenses increased from $2,925,904 for the three months ended June 30, 1996 to $3,284,269 for the comparable period of 1997, a 12% increase. The increase in expenses was due to the opening new finance offices and the additional expenses associated with the insurance agency operations, in addition to a general increase in costs associated with administering a larger finance receivable portfolio.

      Net income decreased to $272,463 for the three months ended June 30, 1997 from $431,886 for the comparable period of 1996. The decrease in net income was due to the higher levels of net interest and insurance income being offset by higher provisions for credit losses and expenses.

CREDIT LOSS EXPERIENCE

      The following table sets forth the Company's allowance for credit losses at June 30, 1997, and 1996 and the credit loss experience over the periods presented.

                                                            For the Three Months            For the Six Months
                                                               Ended June 30,                 Ended June 30,
                                                            1997             1996           1997           1996
                                                            ----             ----           ----           ----

 Net finance receivables (1)                              $55,795,005     $45,812,365     $55,795,005    $45,812,365
 Allowance for credit losses                                2,390,070       1,005,365       2,390,070      1,005,365
 Allowance for credit losses as a percentage of  net            4.28%           2.19%           4.28%          2.19%
 finance receivables
 Dealer reserves and discounts on bulk purchases           $1,936,542      $1,221,475      $1,936,542     $1,221,475
 Dealer reserves and discounts on bulk purchases as
 percentage of Automobile Sales Contracts at period
 end (2)                                                         4.56%           3.91%           4.56%          3.91%
 Allowance for credit losses and dealer reserves and             7.75            4.86            7.75           4.86
 discount on bulk purchases as a percentage of net
 finance receivables
 Provision for credit losses                                 $809,065        $367,326      $1,538,832       $845,940
 Charge-offs (net of recoveries)                              704,053         326,716       1,343,762        652,647
 Charge-offs (net of recoveries) as a percentage of             5.38%           3.07%           5.26%          3.20%
 average net finance receivables (3)

 _____________

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

                                                            At June 30,
                                                        1997              1996
                                                     ---------       ----------
 Dealer reserves and discounts on bulk purchases
 on Automobile Sales Contracts                     $1,936,542       $1,221,475
 Allowance for credit losses:
   Direct Loans                                     2,163,086          756,279
   Premium Finance Contracts                          226,984          249,086
                                                      -------          -------
       Subtotal                                     2,390,070        1,005,365
                                                    ---------        ---------
       Total                                       $4,326,612       $2,226,840
                                                  ===========      ===========



    The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                                    At June 30,
                                                                -----------------
                                                                   1997      1996
                                                                  --------   ------


 Automobile Sales Contracts and Direct Loans contractually
 past due 90 days or more(1)                                  $    490,572   $   296,072
 Automobile Sales Contracts and Direct Loans (1)                50,608,830    40,316,349
 Automobile Sales Contracts and Direct Loans contractually             .97%          .73%
 past due 90 days or more as a percentage of Automobile
 Sales  Contracts and Direct Loans


-------------------------
      (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.
                               17

      The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:


                                                      At June 30,
                                                     -------------
                                                 1997                  1996
                                                -------               -------
 Premium finance contracts contractually        $68,269              $123,063
 past due 60 days or more(1)
 Premium finance contracts outstanding(1)     3,249,634             4,302,579
 Premium finance contracts contractually           2.1%                  2.9%
 past due 60 days or more as a percentage of premium finance contracts

-------------------------------------------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases