Form 10QSB
period 1997-09-30
THAXTON GROUP INC
filed 1997-11-14
CIK 1001430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                        Commission file number 000-27086

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months(or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes __X__ No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                                        Outstanding at
         Class                                         October 28, 1997
         -----                                         ----------------
     Common Stock                                          3,911,682

                             The Thaxton Group, Inc.

                                   Form 10-QSB

                               September 30, 1997

                                Table of Contents

                                                                        Page No.
                                                                        --------

Part I Financial Information

    Item 1. Financial Statements (Unaudited, except December 31, 1996)

         Consolidated Balance Sheets as of September 30, 1997
          and December 31, 1996                                              3

         Consolidated Statements of Income for the three months
         ended September 30, 1997 and 1996                                   4

         Consolidated Statements of Income for the nine months
         ended September 30, 1997 and 1996                                   5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1997 and 1996                                   6

         Notes to Consolidated Financial Statements                          7

    Item 2. Management's Discussion and Analysis of Financial Condition     13
            and Results of Operations

Part II Other Information

    Item 4. Submission of Matters to a vote of Security Holders             17

    Item 6. Exhibits and Reports on Form 8-K                                17

Part I

Item 1. Financial Statements

                             THE THAXTON GROUP, INC.

                           Consolidated Balance Sheets

Assets                                                       September 30,    December 31,
-----                                                            1997            1996
                                                             (Unaudited)
Cash                                                         $    683,522    $    421,465

Finance receivables, net                                       52,174,806      46,546,087

Premises and equipment, net                                     2,003,245       1,947,210
Accounts receivable                                             2,461,565       1,269,384
Repossessed automobiles                                           877,603       1,166,495
Goodwill and other intangible assets                            4,128,432       3,463,814
Other assets                                                    1,770,595       1,867,112
                                                             ------------    ------------

          Total assets                                       $ 64,099,768    $ 56,681,567
                                                             ============    ============

Liabilities and Stockholders' Equity
------------------------------------

Notes payable                                                $ 53,066,540    $ 46,345,883
Accrued interest payable                                          416,374         387,237
Notes payable to affiliates                                     1,022,879         743,621
Accounts payable                                                1,240,901       1,350,306
Employee savings plan                                           1,382,679       1,098,457
Other liabilities                                                 891,451         384,758
                                                             ------------    ------------

          Total liabilities                                    58,020,824      50,310,262

Common  stock,  $.01 par  value;  authorized 50,000,000
  shares,  issued and outstanding 3,911,682 shares at
  September 1997 and 3,932,178 at December 1996                    39,117          39,322
Additional paid-in-capital                                      3,339,677       3,504,027
Retained earnings                                               3,365,150       3,547,956
Deferred stock award                                             (665,000)       (720,000)
                                                             ------------    ------------

          Total stockholders' equity                            6,078,944       6,371,305
                                                             ------------    ------------

          Total liabilities and
          stockholders' equity                               $ 64,099,768    $ 56,681,567
                                                             ============    ============

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income
                                   (Unaudited)
                         Three Months Ended September 30


                                                     1997               1996
                                                  -----------        -----------

Interest and fee income                           $ 4,068,983        $ 3,550,869
Interest expense                                    1,312,430          1,039,114
                                                  -----------        -----------

     Net interest income                            2,756,553          2,511,755

Provision for credit losses                         2,346,592            577,414
                                                  -----------        -----------

     Net interest income after provision
        for credit losses                             409,961          1,934,341

Other income:
     Insurance premiums and
          commissions, net                          1,432,139          1,466,075
     Other income                                     194,245            240,962
                                                  -----------        -----------

          Total other income                        1,626,384          1,707,037

Operating expenses:
     Compensation and employee benefits             1,516,063          1,460,358
     Telephone, postage, and supplies                 395,246            272,138
     Net occupancy                                    398,541            324,284
     Insurance                                         73,856             53,358
     Collection expense                                64,331             48,072
     Travel                                            43,416             33,954
     Professional fees                                 79,782             55,054
     Reinsurance claims expense                        60,995            141,954
     Other                                            614,875            567,176
                                                  -----------        -----------

          Total operating expenses                  3,247,105          2,956,348
                                                  -----------        -----------

     Net income (loss) before income tax
         expense                                   (1,210,760)           685,030

Income tax expense (benefit)                         (441,215)           261,091
                                                  -----------        -----------

     Net income (loss)                            $  (769,545)       $   423,939
                                                  ===========        ===========

Dividends on preferred stock                              -0-        $     8,500
                                                  ===========        ===========

     Net income (loss) applicable to
     common shareholders                          $  (769,545)       $   415,439
                                                  ===========        ===========

     Net income (loss) per common share           $      (.20)       $       .11
                                                  ===========        ===========

     Weighted average shares outstanding            3,923,632          3,934,178
                                                  ===========        ===========

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                        Consolidated Statements of Income
                                   (Unaudited)
                         Nine Months Ended September 30


                                                       1997             1996
                                                   ------------     ------------

Interest and fee income                            $ 11,837,182     $ 10,104,327
Interest expense                                      3,706,770        3,046,164
                                                   ------------     ------------

     Net interest income                              8,130,412        7,058,163

Provision for credit losses                           3,885,424        1,423,355
                                                   ------------     ------------

     Net interest income after provision
        for credit losses                             4,244,988        5,634,808

Other income:
     Insurance premiums and
          commissions, net                            3,961,939        4,158,173
     Other income                                       843,797          795,598
                                                   ------------     ------------

          Total other income                          4,805,736        4,953,771

Operating expenses:
     Compensation and employee benefits               4,538,859        4,203,585
     Telephone, postage, and supplies                 1,056,751          823,545
     Net occupancy                                    1,113,405          919,806
     Insurance                                          211,148          141,063
     Collection expense                                 146,724          142,490
     Travel                                             103,681          100,268
     Professional fees                                  166,188          111,517
     Reinsurance claims expense                         276,952          371,851
     Other                                            1,731,864        1,845,342
                                                   ------------     ------------

          Total operating expenses                    9,345,572        8,659,467
                                                   ------------     ------------

     Net income (loss) before income
         tax expense                                   (294,848)       1,929,112

Income tax expense (benefit)                           (112,042)         727,715
                                                   ------------     ------------

     Net income (loss)                             $   (182,806)    $  1,201,397
                                                   ============     ============

     Dividends on preferred stock                           -0-     $     25,500
                                                   ============     ============

     Net income (loss) applicable to
     common shareholders                           $   (182,806)    $  1,175,897
                                                   ============     ============

      Net income (loss) per common share           $       (.05)    $        .30
                                                   ============     ============

     Weighted average shares outstanding              3,925,973        3,938,236
                                                   ============     ============

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                         Nine months ended September 30

                                                     1997              1996
                                                 ------------      ------------

Cash flows from operating activities             $  4,286,969      $    703,119
Cash flows from investing activities              (10,886,844)      (12,104,087)
Cash flows from financing activities                6,861,932         8,441,977
                                                 ------------      ------------

Net (decrease) increase in cash                       262,057        (2,958,991)

Cash at beginning of period                           421,465         3,214,977
                                                 ------------      ------------

Cash at end of period                            $    683,522      $    255,986
                                                 ============      ============



See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                           September 30, 1997 and 1996


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

     Prior year consolidated financial statements have been restated to include the balances of companies combined and accounted for as poolings-of-interest. Certain amounts for 1996 have been reclassified to conform to the 1997 presentation. These reclassifications have no effect on shareholders' equity or net income as previously reported.

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

     (g)  Income Taxes

          The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
          ("Statement 109"), requires a change from the deferred method of accounting for income taxes of Accounting Principles Board ("APB") Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  Earnings Per Share

          Earnings per share is  calculated  using the weighted  average  shares
          outstanding   of   3,925,973   and   3,938,236   for the nine months
          ended September 30, 1997  and  1996, and 3,923,632 and 3,934,178 for
          the three months ended September 30, 1997 and 1996 respectively. The effect of common stock equivalent shares applicable to stock option plans has not been included in the calculation of net income per share because such effect is not materially dilutive.

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

     (m)  Interim Unaudited Financial Statements

          Information with respect to September 30, 1997 and 1996, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of Company.

          Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2)  Finance Receivables

     Finance receivables consisted of the following at September 30, 1997.


          Automobile sales contracts                       $53,609,889
          Direct loans                                      13,298,184
          Premium finance contracts                          4,082,631
                                                           -----------

               Total finance receivables                    70,990,704

          Unearned interest                                (13,922,921)
          Unearned insurance premiums, net                    (143,930)
          Allowance for credit losses                       (3,440,680)
          Bulk purchase discount                              (571,683)
          Dealer holdback                                     (736,684)
                                                           -----------

               Finance receivables, net                    $52,174,806
                                                           ===========


     Finance receivables include bulk purchases of receivables, automobile sales contracts under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an automobile dealer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $8,297,508 and $571,683, respectively, at September 30, 1997.

     With holdback arrangements, an automobile dealer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $32,259,308 and $736,684, respectively, at September 30, 1997.

     At September 30, 1997, there were no significant concentrations of receivables in any type of property or to one borrower.

     These receivables are pledged as collateral for a line of credit agreement. (See note 3)

     Changes in the allowance for credit losses for the nine months ended September 30, 1997 and 1996 were as follows:

                                                       1997             1996
                                                   -----------      -----------
      Beginning balance                            $ 2,195,000      $   783,200
      Valuation allowance for acquired loans                 0           28,842
      Provision for credit losses                    3,885,424        1,423,355
      Charge-offs                                   (2,767,660)      (1,390,424)
      Recoveries                                       127,916          234,597
                                                   -----------      -----------
      Net charge-offs                               (2,639,744)      (1,155,827)
                                                   -----------      -----------
      Ending balance                               $ 3,440,680      $ 1,079,570
                                                   ===========      ===========

(3)  Indebtedness

     On September 3, 1997 the Company restructured its Revolving Credit Facility (the "Facility") with its primary lender. The restructure increased the maximum borrowings available from $80 million to $100 million. The Facility matures on August 31, 1999, and consists of six tranches. The primary tranche is used to finance consumer receivables and provides for advances up to $100 million, less any amounts advanced under the secondary tranches. Tranche B is also used to finance consumer receivables and allows the Company to borrow up to $10 million against a higher percentage of the stated collateral than under the primary tranche. The Company borrows under Tranche B only if it has exhausted available borrowings under the primary tranche. As of September 30, 1997 $49.1 million was outstanding under the Facility, $46.5 million of which had been advanced under the primary tranche and $2.6 million of which had been advanced under secondary tranches. At September 30, 1997, there were no advances under Tranche B.
     Under  the  terms  of  the  Facility,   the  Company's  receivables  at
     September 30, 1997 would have allowed it to borrow an additional $4.9 million against existing collateral with $50.9 million of total potential borrowing capacity available under the $100 million limit in effect on such date. The interest rate for borrowings is the prime rate plus one percent per annum for the primary tranche and plus five percent per annum for Tranche B. Interest rates for borrowings under the other tranches range from prime plus one percent per annum to prime plus two percent per annum. The Facility imposes several financial and other covenants which may be amended from time to time, including leverage tests, dividend restrictions, and minimum net worth requirements. The restructured facility limits dividends on common stock to 25% of net income. There are no restrictions on payment of preferred stock dividends. The Company is presently in compliance with each of these covenants.

     At September 30, the Company had notes payable to other non-affiliates in the amount of $3,942,216 and affiliates in the amount of $1,022,879.


(4)  Deferred Stock Awards

     One of the Company's executive officers has notified the Company that he does not intend to accept 10,000 shares of common stock previously granted under the Company's deferred stock compensation plan which was scheduled to vest on December 30, 1997. Accordingly, no compensation expense related to the vesting of those shares has been recorded for the nine months ended September 30, 1997. The common stock, paid-in-capital, and deferred stock award accounts have been adjusted to reflect cancellation of those shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Profitability

     The following table sets forth certain data relating to the Company's profitability during the periods presented.

                                         For the Three Months          For the Nine Months
                                          Ended September 30           Ended September 30
                                     --------------------------    --------------------------
                                         1997           1996           1997          1996
                                     -----------    -----------    -----------    -----------

Average net finance receivables(1)   $55,348,806    $45,875,230    $52,478,778    $42,598,449
Average notes payable(1)              47,026,029     39,019,732     45,038,305     36,272,503

Interest and fee income(2)             4,004,367      3,547,909     11,779,303     10,096,204
Interest expense(2)                    1,181,139        929,799      3,315,055      2,720,758
                                     -----------    -----------    -----------    -----------
Net interest income                    2,823,228      2,618,110      8,464,248      7,375,446
                                     ===========    ===========    ===========    ===========

Average interest rate earned(1)            28.94%         30.94%         29.93%         31.60%
Average interest rate paid(1)              10.05           9.53           9.81          10.00
                                     -----------    -----------    -----------    -----------
Net interest spread                        18.89%         21.41%         20.12%         21.60%
                                     ===========    ===========    ===========    ===========

Net interest margin(3)                     20.40%         22.83%         21.51%         23.09%
                                     ===========    ===========    ===========    ===========

----------
(1) Averages are computed using month-end balances during the periods presented and are annualized for periods of less than one year
(2) Excludes Thaxton Insurance fee income and interest expense on Thaxton Insurance related debt.
(3) Net interest margin represents net interest income divided by average Net Finance Receivables.

Results of Operations for the Nine Months Ended September 30, 1997 and 1996

     Finance receivables at September 30, 1997 were $70,990,704 versus $63,574,776 at September 30, 1996, a 12% increase. The primary component of this increase was Automobile Sales Contracts, which increased from $48,522,580 at September 30, 1996 to $53,609,889 at September 30, 1997, or 10%. The Company opened two branch offices in 1996 and one in early 1997, which generated significant additional volume of Automobile Sales Contracts during the first nine months of 1997.

     Unearned income at September 30, 1997 was $14,066,851 versus $13,461,332 at September 30, 1996, a 5% increase which was directly related to the higher volume of Automobile Sales Contract originations during the first nine months of 1997. The provision for credit losses established for the nine months ended September 30, 1997 was $3,885,424 versus $1,423,355 for 1996, and the allowance for credit losses increased from $1,079,570 at September 30, 1996 to $3,440,680 at September 30, 1997. The allowance for credit losses as a percentages of Net Finance Receivables increased from 2.13% at September 30, 1996 to 6.04% at September 30, 1997. The allowance for credit losses predicted by the Company's reserve model increased significantly from the end of the second quarter of 1997 to the end of the third quarter of 1997 due to three factors. First, the Company experienced a high level of charge-offs during the third quarter that were roughly equal to those experienced during the first half of the year. When this data was included in the reserve model, the historical loss factors utilized by the model increased significantly. Second, losses on the relatively large number of repossessed vehicles disposed of during the third quarter caused dealer and bulk purchase reserves to decline below required levels for a number of individual dealers and bulk purchases. Third, the finance receivable portfolio experienced moderate growth during the quarter, resulting in a corresponding increase in the allowance to provide for losses expected on the newly originated finance receivables.

     The growth in finance receivables during the nine months ended September 30, 1997 versus the comparable period in 1996 resulted in higher levels of interest and fee income. Interest and fee income for the nine months ended September 30, 1997 was $11,837,182, compared to $10,104,327 for the nine months ended September 30, 1996, a 17% increase. Interest expense also was higher, increasing to $3,706,770 for the nine months ended September 30, 1997 versus $3,046,164 for the comparable period of 1996, a 22% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations and the working capital requirements of Thaxton Insurance.

     Net interest income for the nine months ended September 30, 1997 increased to $8,130,412 from $7,058,163 for the comparable period of 1996, a 15% increase. The increase in net interest income is attributable to the higher level of finance receivables, the interest income and fees from which more than offset the 7% decrease in net interest spread for the nine months ended September 30, 1997 versus the comparable period of 1996.

     Insurance commissions net of insurance cost decreased to $3,961,939 for the nine months ended September 30, 1997 from $4,158,173 for the comparable period of 1996, due to reduced sales of insurance products to borrowers. Other income increased from $795,598 for the nine months ended September 30, 1996 to $843,797 for the comparable period of 1997 due to increased profit sharing payments to Thaxton Insurance from various insurance carriers.

     Total operating expenses increased from $8,659,467 for the nine months ended September 30, 1996 to $9,345,572 for the comparable period of 1997, an 8% increase. The increase in expenses was due to opening new finance offices in addition to a general increase in costs associated with administering a larger finance receivable portfolio.

     The Company generated a net loss from operations for the nine months ended September 30, 1997 of $182,806 as compared to a net income of $1,201,397 for the comparable period of 1996. The decrease in net income was due to the higher levels of net interest and insurance commission income being offset by higher operating expenses and increased provisions for credit losses.

     Stockholders' equity decreased from $6,371,305 at December 31, 1996 to $6,078,944 at September 30, 1997 as a result of the Company's net loss form operations during the period.

Results of Operations for the Three Months Ended September 30, 1997 and 1996

     The growth in finance receivables during the three months ended September 30, 1997 versus the comparable period of 1996 resulted in higher levels of interest and fee income. Interest and fee income for the three months ended September 30, 1997 was $4,068,983, versus $3,550,869 for the three months ended September 30, 1996, a 15% increase. Interest expense also was higher, increasing to $1,312,430 for the three months ended September 30, 1997 versus $1,039,114 for the three months ended September 30, 1996, a 26% increase. The increase in interest expense was due to the higher levels of borrowings needed to fund finance receivable originations.

     Net interest income for the three months ended September 30, 1997 increased to $2,756,553 from $2,511,755 for the comparable period of 1996, a 10% increase. The increases in net interest income are attributable to the higher levels of finance receivables, the interest income and fees from which more than offset the 12% decrease in net interest spread for the three months ended September 30, 1997 versus the comparable period of 1996.

     Insurance commissions net of insurance cost decreased to $1,432,139 for the three months ended September 30, 1997 from $1,466,075 for the comparable period of 1996, due to reduced sales of insurance products to borrowers. Other income decreased from $240,962 for the three months ended September 30, 1996 to $194,245 for 1997 due to a reduction in profit sharing payments received from insurance carriers in the quarter.

     Operating  expenses  increased  from  $2,956,348 for the three months ended
September 30, 1996 to $3,247,105 for the comparable period of 1997, a 10% increase. The increase in expenses was due to the opening of new finance offices in addition to a general increase in costs associated with administering a larger finance receivable portfolio.

     The Company generated a net loss from operations of $769,545 for the three months ended September 30, 1997 as compared to a net income of $423,939 for the comparable period of 1996. The decrease in net income was due to the higher levels of net interest and insurance commission income being offset by higher operating expenses and increased provisions for credit losses.


Credit Loss Experience

     The following table sets forth the Company's allowance for credit losses at September 30, 1997, and 1996 and the credit loss experience over the periods presented.

                                                         For the Three Months           For the Nine Months
                                                         Ended September 30,            Ended September 30,
                                                         1997             1996          1997           1996
                                                         ----             ----          ----           ----

Net finance receivables (1)                           $56,923,853    $50,113,444    $56,923,853    $50,113,444
Allowance for credit losses                             3,440,680      1,079,570      3,440,680      1,079,570
Allowance for credit losses as a percentage of  net          6.04%          2.15%          6.04%          2.15%
finance receivables
Dealer reserves and discounts on bulk purchases       $ 1,308,367    $ 1,913,558    $ 1,308,367    $ 1,913,558
Dealer reserves and discounts on bulk purchases as           3.08%          5.35%          3.08%          5.35%
percentage of Automobile Sales Contracts at period
end (2)
Allowance for credit losses and dealer reserves and          8.34%          5.97%          8.34%          5.97%
discount on bulk purchases as a percentage of net
finance receivables
Provision for credit losses                           $ 2,346,592    $   577,414    $ 3,885,424    $ 1,423,355
Charge-offs (net of recoveries)                         1,295,683        503,181      2,639,745      1,155,827
Charge-offs (net of recoveries) as a percentage of           9.36%          4.39%          6.71%          3.62%
average net finance receivables (3)

----------
(1)  Finance receivable balances are presented net of unearned finance charges.
(2) Percentages are computed using Automobile Sales Contracts, net of unearned finance charges only.
(3) Averages are computed using month-end balances of net finance receivables during the period presented.

     The higher than expected loss experience during the third quarter was attributable primarily to two factors in addition to some degree of general deterioration in loan performance during the quarter. First, during the second quarter management decided to alter the Company's strategy for dealing with repossessed vehicles. Specifically, in order to reduce the amount of time the vehicles are typically held for sale, the Company began selling the vehicles sooner than it had in prior periods by lowering sales prices. As a direct result of this change in strategy, the number of vehicles held for sale was reduced from 525 at April 30, 1997 to 300 at August 30, 1997. While this decision resulted in a temporary increase in charge-offs due to the loss recognition associated with the sale of repossessed collateral, management expects the new sales strategy to reduce interest and other carrying costs associated with repossessed vehicles in future periods. The second factor affecting charge-offs during the third quarter of 1997 was a decision made in connection with an internal reorganization to reduce delinquency levels at several offices where delinquencies had increased to higher than acceptable levels. Management estimates that approximately $40,000 in charge-offs attributable to the accelerated disposition of repossessed vehicles and $350,000 attributable to accelerated repossessions of automobiles was charged against the Company's allowance for credit losses during the third quarter of 1997.

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

                                                            At September 30,
                                                            ----------------
                                                          1997           1996
                                                          ----           ----
Dealer reserves and discounts on bulk
 purchases on Automobile                               $1,308,367     $1,913,558
Sales Contracts Allowance for credit losses:
  Direct Loans                                          3,213,696        875,888
  Premium Finance Contracts                               226,984        203,682
                                                       ----------     ----------
      Subtotal                                          3,440,680      1,079,570
                                                       ----------     ----------
      Total                                            $4,749,047     $2,993,128
                                                       ==========     ==========

     The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                          At September 30,
                                                          ----------------
                                                         1996          1997
                                                         ----          ----
Automobile Sales Contracts and Direct Loans
contractually past due 90 days or more(1)            $   484,772    $   396,999
Automobile Sales Contracts and Direct Loans (1)       51,692,115     44,129,221
Automobile Sales Contracts and Direct Loans
contractually past due 90 days or more as a
percentage of Automobile
Sales  Contracts and Direct Loans                            .94%           .90%

----------
     (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

     The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                          At September 30,
                                                          ----------------
                                                        1997            1996
                                                        ----            ----
Premium finance contracts contractually
past due 60 days or more(1)                          $   60,154      $   89,543
Premium finance contracts outstanding(1)              3,923,371       3,500,913
Premium finance contracts contractually
past due 60 days or more as a percentage
of premium finance contracts                               1.53%            2.6%

----------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases



Part II

Item 4. Submission of Matters to a Vote of Security Holders

     A Special Meeting of Shareholders was held on July 24, 1997 to consider and act upon the following matter:

     To approve a plan of internal reorganization pursuant to which the Company will transfer substantially all of the assets and operations related to its consumer finance business to a newly formed subsidiary corporation in exchange for the issuance to the Company of all of the outstanding capital stock of that subsidiary corporation and the assumption by that subsidiary corporation of certain liabilities of the Company.

     The plan of reorganization was adopted as follows:

     Votes in favor           3,352,005
     Votes against                 -0-

     No other matters were voted upon at the meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Information in response to this item is incorporated by reference from the attached Index to Exhibits.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Thaxton Group, Inc.
                                             (Registrant)


Date:  November 12, 1997                /s/James D. Thaxton
                                        -------------------
                                           James D. Thaxton
                                        President and Chief Executive Officer

Date:  November 12, 1997                /s/Kenneth H. James
                                        -------------------
                                        Kenneth H. James
                                        Vice President, Secretary, Treasurer and
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.         Description                                         Page No.

4.1 Certificate of Designation, Preferences and Rights of the Series A Preferred Stock

4.2           Form of Certificate for Series A Preferred Stock

4.3           Certificate  of  Designation,   Preferences,   and
              Rights of the Series B Preferred Stock

4.4           Forms of Certificate for Series B Preferred Stock

10.17 Form of Share Exchange Agreement by and between the Company and Jack W. Robinson and affiliates*

10.18         First  Amended  and  Restated  Loan  and  Security
              Agreement  dated  September 3, 1997 between Finova
              Capital Corporation and the Company*

10.19         Schedule to First  Amended and  Restated  Loan and
              Security Agreement*

10.20         Fourth Amended and Restated Promissory Note*

27            Financial Data Schedule                                       21



-------
*    Incorporated  by  reference  from  Registration   Statement  on  Form  S-4,
     Commission File No. 333-28719.