Form 10KSB40
period 1997-12-31
THAXTON GROUP INC
filed 1998-04-15
CIK 1001430

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)
(X)   ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

(  )   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from______ to ______

                        Commission file number 333-28719

                             THE THAXTON GROUP, INC.
                             -----------------------
                 (Name of small business issuer in its charter)


SOUTH CAROLINA                                               57-0669498
---------------                                             ------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                           Identification No.)


              1524 PAGELAND HIGHWAY, LANCASTER, SOUTH CAROLINA 29721
              ------------------------------------------------------
                         (Address of principal executive
                                    offices)

                     Issuer's telephone number: 803-285-4337

         Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange
 Title of each class                                   on which registered
--------------------                                   --------------------
None                                                           None

         Securities registered under Section 12(g) of the exchange Act:

                               Title of each class
                                ------------------
                                      None

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

      State issuer's revenues for its most recent fiscal year. $22,583,875
                                                               -----------
      At March 25, 1998, there were 3,959,154 shares of common stock outstanding. The aggregate market value of the shares held by non-affiliates of the registrant, based upon the price at which the stock was most recently sold, is approximately $3,922,446.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE



                             THE THAXTON GROUP, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS
                                -----------------
Item                                                                                               Page
 No.                                                                                               ----
---
                                                      PART I

1.    Description of Business                                                                     3

2.    Description of Property                                                                    12

3.    Legal Proceedings                                                                          12

4.    Submission of Matters to a Vote of Security Holders                                        12


                                                      PART II

5.    Market for Common Equity and Related Stockholder Matters                                   13
6.    Management's Discussion and Analysis                                                       13
7.    Financial Statements                                                                       22

8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       39

                                                     PART III

9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
       16(a) of the Exchange Act                                                                 40

10.   Executive Compensation                                                                     41
11.   Security Ownership of Certain Beneficial Owners and Management                             42
12.   Certain Relationships and Related Transactions                                             42

13.   Exhibits and Reports on Form 8-K                                                           43







                                                      PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         The Thaxton Group, Inc. and its subsidiaries (the "Company") were organized in July 1978 as C.L. Thaxton & Sons, Inc., and from that date until 1991 was primarily engaged in making and servicing direct consumer loans
("Direct Loans") and insurance premium finance loans ("Premium Finance
Contracts") to persons with limited credit histories, low incomes, or past credit problems ("Non-Prime Borrowers"). In 1991, the Company made a strategic decision to begin diversifying its portfolio by actively seeking to finance purchases of used automobiles ("Automobile Sales Contracts") by Non-Prime
Borrowers and has since evolved into a diversified consumer financial services company. The Company also sells credit related insurance products and, through its subsidiary, Thaxton Insurance Group, Inc. ("Thaxton Insurance"), on an agency basis, various lines of property and casualty, life, and accident and health insurance. The Company also entered the mortgage brokerage business during 1996.

THE INDUSTRY

         The segment of the consumer finance industry in which the Company operates, which is commonly called the "non-prime credit market," provides financing to consumers with limited credit histories, low incomes, or past credit problems. These consumers generally do not have access to the same variety of sources of consumer credit as borrowers with long credit histories, no defaults, and stable employment, because they do not meet the stringent objective credit standards imposed by most traditional lenders. The Company, like its competitors in the same segment of the consumer finance industry, generally charges interest to Non-prime Borrowers at the maximum rate permitted by law or, in states such as South Carolina where there are no legal maximum rates, at competitive rates commensurate with the increased default risk and the higher cost of servicing and administering a portfolio of loans to such borrowers. By contrast, commercial banks, captive financing subsidiaries of automobile manufacturers, and other traditional sources of consumer credit to prime borrowers typically impose more stringent credit requirements and generally charge lower interest rates.

         The non-prime consumer credit market is highly fragmented, consisting of many national, regional, and local competitors, is characterized by relative ease of entry and, in the case of used automobile financing, by the recent arrival of a number of well capitalized publicly-held companies. Management believes that most of these companies are concentrating their activities on providing financing to Non-prime Borrowers with less extensive credit problems who are purchasing late model used cars (coming off lease or former rental cars) from franchised automobile dealers. By contrast, the Company concentrates on providing financing to Non-prime Borrowers who have more extensive credit problems and are purchasing lower-priced, older model automobiles from independent dealers and making direct loans to Non-prime Borrowers to meet short-term cash needs.

         The premium finance industry for personal lines of insurance is also highly fragmented. Insurance companies that engage in direct writing of insurance policies generally provide financing to their customers who need the service. Numerous small independent finance companies such as the Company are engaged in providing premium financing for personal lines of insurance purchased by Non-prime Borrowers through independent insurance agents. Because the rates they charge are highly regulated, these companies compete primarily on the basis of efficiency in providing the financing and servicing the loans. A significant number of independent insurance agents provide premium financing to their customers either directly or through affiliated entities. As banks are allowed to enter the insurance business, they also are increasingly engaging in the premium finance business.

         Independent insurance agencies represent numerous insurance carriers, and typically place a customer's business with the carrier whose combination of features and price best match the customer's needs. In comparison, direct agents represent only one carrier. Most carriers find use of independent agencies to be a more cost effective method of selling their products than using a direct agent force. Competition in the independent insurance agency business is intense.
There are numerous other independent agencies in most of the markets where the Company's insurance offices are located. There are also direct agents for various insurers operating in some of these markets. The Company competes primarily on the basis of service and convenience. The Company attempts to develop and maintain long-term customer relationships through low employee turnover and responsive service representatives and offers a broad range of insurance products underwritten by reputable insurance companies.




BUSINESS AND GROWTH STRATEGY

         In order to expand its business and improve operating results, the Company intends to continue to pursue a business strategy based on its (i) in-depth understanding of the consumer finance business, (ii) ability to evaluate credit risks associated with the non-prime credit market, (iii) substantial experience with automobile dealers' financing requirements for Non-prime Borrowers, (iv) efficient and effective servicing and collection of its finance receivables, and (v) diversification into additional financial services activities. The principal components of the Company's business and growth strategy include:

(bullet) COMMITMENT TO DIVERSIFICATION -- Unlike many of its competitors who specialize in used automobile finance, the Company is a diversified consumer financial services company and intends to continue to diversify. Although management anticipates that some of the Company's growth over the next 12 to 18 months will be in its portfolio of Automobile Sales Contracts, Direct Loan, Premium
             Finance Contract origination, and the origination of residential mortgage loans will be emphasized as well. Moreover, management believes the customer base of Thaxton Insurance will continue to provide significant opportunities to cross-sell the Company's various financial products and services. The Company operates finance offices in a number of markets where Thaxton Insurance operates, and in many cases the profile of a Thaxton Insurance customer is similar to that of a Non-prime Borrower. An incentive program that rewards employees who successfully pursue cross-selling opportunities has been in place since 1996. The
             Company is actively seeking to enter other financial services businesses.

(bullet) EXPERIENCED MANAGEMENT -- The management team for the Company's lending operations, including its regional supervisors and office managers, possesses extensive experience in consumer finance, most of which has involved lending to Non-prime Borrowers. The Company believes that the retention of this experienced management team is critical to the Company's ability to maintain credit quality, supervise its operations, and further expand its network of finance offices. The management team for the Company's insurance agency activities also has extensive experience in insurance agency operations.

(bullet) EXPANSION OF THE COMPANY'S OFFICE NETWORK -- The Company currently has a total of 24 finance offices located in Georgia, North
             Carolina, South Carolina, Tennessee, and Virginia. The Company currently plans to open at least two additional finance offices in 1998, either in the states where the Company currently operates or in adjacent southeastern states where the Company believes that its business strategy is likely to be successful. In deciding where to open additional finance offices, the Company intends to concentrate on smaller urban areas where the Company is able to hire experienced personnel who not only have substantial experience in the consumer finance industry but are also familiar with local market conditions and have existing relationships with local dealers. When management deems it to be advantageous to do so, the Company may choose to expand its finance office network through the acquisition of other independent finance companies. The Company will also seek opportunities to expand its insurance office network through acquisition of additional independent insurance agencies in markets management believes are attractive.

(bullet) INCENTIVE COMPENSATION FOR FINANCE OFFICE MANAGEMENT -- The Company rewards its finance office managers for business development by providing, in addition to a base salary, incentive compensation arrangements that are tied to the productivity of their respective offices. To ensure credit quality is maintained, however, finance office managers must keep their delinquent accounts within certain parameters and maintain a certain return on receivables before they are eligible to receive the incentive compensation.

(bullet) STRONG INDEPENDENT DEALER RELATIONSHIPS -- The Company emphasizes service by providing independent dealers from whom it purchases
             Automobile Sales Contracts with a timely, reliable, and consistent source of financing for purchases of used automobiles by Non-prime
             Borrowers. In hiring managers for existing and new finance offices, the Company seeks to identify and recruit individuals with existing relationships with dealers in targeted areas.






(bullet) SUPERVISION AND MONITORING OF FINANCE OFFICES -- The Company's senior management has established policies based on years of experience in the non-prime credit market for monitoring and supervising all aspects of finance office operations, which serves as a counterbalance to the Company's otherwise decentralized operations. Each of the Company's regional supervisors conduct periodic unannounced visits to each finance office within their region to conduct an extensive review of its operations and finance receivables recently originated. The supervisors' findings and recommendations are reported to senior management, and the supervisors are responsible for monitoring future compliance by finance office managers with their recommendations.

(bullet) MANAGEMENT INFORMATION SYSTEMS -- The management information systems used by the Company provide management with daily reports that contain critical operational information from each finance office. This information includes the daily volume of Automobile
             Sales Contracts purchased and Direct Loans made and repossession activities. The Company's premium finance business also is highly automated, using a separate management information system, and the insurance agency operations utilize one of the most widely used agency management systems available.

(bullet) NEW BUSINESS INITIATIVES - During 1996 and 1997, the Company continued to expand two business activities. Through Thaxton
             Insurance, the Company expanded its revenue generated selling, on an agency basis, property and casualty, life, and accident and health insurance, and conducts this business through a network of 20 insurance offices located in North Carolina and South Carolina.
             The Company presently is developing strategies to increase the volume of premiums generated by these offices as well as improving the profitability of its insurance agency operations. In addition, the Company began a mortgage brokerage operation during the fourth quarter of 1996. All of the Company's insurance offices are being utilized to take mortgage applications from both prime and non-prime borrowers , which are reviewed for compliance with the underwriting standards of correspondent lenders at a central location. Presently, all mortgage loans are being funded by correspondent lenders, which take ownership of the loan immediately upon closing. The Company takes no interest rate risk, and has no liability to the correspondent lenders in the event of a monetary default by the borrower. The Company receives a fee for originating the mortgage.

AUTOMOBILE SALES CONTRACT PURCHASES

         Set forth below is a description of the process that the Company follows in connection with its purchase of an Automobile Sales Contract from an independent dealer and the sale of ancillary insurance products.

         DEALER SOLICITATION. The Company solicits business from independent dealers through the business development efforts of the manager of each finance office and regional supervisors. Dealers in the area are evaluated by the office manager with a view to ensuring that the Company purchases Automobile Sales
Contracts from reputable dealers carrying an inventory of quality used automobiles. A relationship with a dealer begins only after the soundness of the dealer's business is determined by a credit investigation of the dealer, inquiries with state regulatory agencies and inquiries of local civic and community organizations. The Company seeks to form relationships with dealers that have been independently operating for a sufficient period of time to have established a base of repeat customers with a track record of paying their obligations under Automobile Sales Contracts despite an otherwise non-prime credit history. The Company tracks the monthly performance of borrowers' accounts by dealer, allowing the Company to review and evaluate the quality of the Automobile Sales Contracts purchased from each dealer. This procedure allows the Company to terminate business dealings with a dealer quickly if the Automobile Sales Contracts purchased from that dealer have a higher than average rate of delinquency.

         DEALER AGREEMENTS. The Company enters into a non-exclusive agreement with each dealer (a "Dealer Agreement") which sets forth the terms and conditions under which the Company will purchase Automobile Sales Contracts. The
Dealer Agreement provides that all Automobile Sales Contracts sold to the Company are without recourse to the dealer with respect to the credit risk of the borrower, except for Automobile Sales Contracts for vehicles sold to relatives or employees of the dealer. A Dealer Agreement includes representations and warranties of the dealer that relate generally to such matters as whether the dealer has (i) filed an application for a certificate of title showing a first lien in favor of the Company, (ii) obtained the full down payment specified in the Automobile Sales Contract either in cash or in the form of cash and an allowance for a vehicle trade-in and (iii) complied with applicable state and federal consumer credit protection laws relating to Automobile Sales Contracts. If the dealer breaches the terms of the Dealer Agreement with respect to any Automobile Sales
Contract purchased by the Company or if the dealer's customer withholds payment as required under any Automobile Sales Contract because of a claim, defense, counterclaim, or setoff against the dealer, the dealer is obligated to repurchase the Automobile Sales Contract on demand by the Company for its net unpaid balance. If the purchaser of the automobile recovers any amount from the Company as a result of a claim against the dealer, the Dealer Agreement provides that the dealer will reimburse the Company for any amounts paid the customer and for any costs incurred as a result of such claim.

         The Dealer Agreement allows the Company to withhold a specified percentage of the principal amount of each Automobile Sales Contract purchased, an arrangement designed to protect the Company from credit losses on Automobile
Sales Contracts. These dealer reserves, which range from five to 10% of the net amount of each Automobile Sales Contract purchased, are negotiated on a dealer-by-dealer basis and are subject to change based upon the collection history of the Automobile Sales Contracts purchased from each dealer. See
"Management's Discussion and Analysis of Financial Condition and Results of
Oerations -- Credit Loss Experience."

         ORIGINATION OF AUTOMOBILE SALES CONTRACTS. Automobile Sales Contracts purchased by the Company are originated by dealers when they sell a used car at retail to a customer. The dealer completes and the customer signs a retail installment contract and security agreement (giving the dealer a security interest in the vehicle financed) on a printed form provided by the Company, which includes the extensive disclosures required by state and federal law regarding such matters as the annual percentage rate, the finance charge, the amount financed, the total amount of all scheduled payments, and the total sale price. The contract also includes a section where the customer may indicate whether he or she desires to purchase credit life and credit accident and health insurance, the premiums for which are included in the amount financed if the customer elects to purchase credit insurance. The printed form identifies the Company as the intended assignee of the contract and the terms and conditions of the assignment to the Company are printed on the back of the form. The form specifically provides that the terms of the assignment are subject to the terms of the Dealer Agreement between the Company and the dealer.

         The maximum interest rates on Automobile Sales Contracts originated in South Carolina are based upon the maximum rate filed by the originating dealer with state regulatory authorities. Such rates are not subject to a statutory maximum. The maximum interest rates on Automobile Sales Contracts originated in North Carolina are subject to a statutory maximum based on the model year of the vehicle. Rates on used automobile purchases range from 18% per annum on vehicles one or two model years old to 29% per annum on vehicles more than four model years old. Interest rates on Automobile Sales Contracts originated in Virginia, Georgia, and Tennessee are not subject to regulation. The actual interest rate on an Automobile Sales Contract is set within statutory limits, if applicable, based upon the borrower's credit profile, the collateral, and market conditions.

         CREDIT EVALUATION AND APPROVAL PROCEDURES. The Company applies underwriting standards in purchasing Automobile Sales Contracts that take into account principally the degree of a proposed buyer's creditworthiness and the collateral value of the vehicle being financed. If a borrower elects to finance the purchase of an automobile through a dealer with whom the Company has an established relationship, which is typically the case, the dealer will submit the borrower's credit application to the Company for review and proposed transaction terms. The office manager, or other office personnel under the manager's supervision, conducts the credit evaluation review. This review generally takes into account, among other things, the borrower's credit history, ability to pay, stability of residence, employment history, income, discretionary income, and debt service ratio, as well as the collateral value of the vehicle. The borrower's credit history is assessed principally through the evaluation of a credit bureau report which is obtained immediately after receipt of an application from a dealer. The Company uses a standard application analysis score sheet to conduct a credit evaluation that incorporates the factors described above. Unless the borrower's total score falls below a specified cutoff point, the office manager has the authority to approve the purchase of the Automobile Sales Contract, up to his credit limit, with no further review. If the borrower's total score falls below the specified cut-off point, the office manager must receive approval from a regional supervisor before approving the application for credit.




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

         AUTOMOBILE SALES CONTRACT PURCHASES. Upon consummation of the sale of the automobile to the borrower, the dealer delivers all required documentation to the Company's office. The required documentation includes the executed
Automobile Sales Contract, proof of title indicating the Company's lien, an odometer statement confirming the vehicle's mileage, proof that the automobile is insured with the Company designated as loss payee and any supporting documentation the Company specified in its conditional approval of the purchase.
Only when compliance with these requirements is verified, does the Company remit funds to the dealer.

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

         SALES OF INSURANCE PRODUCTS IN FINANCE OFFICES. In connection with the origination of Automobile Sales Contracts, the Company offers, as agent, credit life, and credit accident and health insurance. Borrowers under Automobile Sales
Contracts and Direct Loans secured by automobiles generally must obtain comprehensive collision insurance on the automobile that designates the Company as loss payee. If the borrower allows such insurance to lapse during the term of the contract or loan, the Company will purchase a vendors' single interest insurance policy, which insures the Company against a total loss on the automobile, and add the cost of the premium to the borrower's account balance.
The Company also offers, as agent, limited physical damage insurance, which satisfies the requirement that the borrower purchase comprehensive collision insurance. Limited physical damage insurance is a modified form of collision insurance that will pay the borrower or the Company the lesser of (i) the cost of repairs, less a designated deductible amount, (ii) the actual cash value of the automobile, less a designated deductible amount or (iii) the net unpaid contract or loan balance, less any delinquent payments. The Company receives commissions on the sales of insurance equal to 20% of the premiums on credit life and credit accident and health insurance and 25% of the premiums on limited physical damage coverage.

DIRECT LOANS PROGRAM

         The Company has been in the business of making Direct Loans to Non-prime Borrowers since 1985. Direct Loans are typically sought by such borrowers to meet short-term cash needs, finance the purchase of consumer goods or refinance existing indebtedness. Generally, less than 10% of Direct Loans are secured by first or second liens on real property. The remainder are secured by personal property or are unsecured. The typical original term on a Direct Loan is 15 months. In South Carolina and Tennessee, where there is no limit on the maximum interest rate the Company may charge on Direct Loans, the Company has a posted maximum rate of 69% per annum, which it may not exceed until the Company files a higher maximum rate with the state regulatory authorities. In North
Carolina, the Company generally charges the maximum interest rates permitted by law for such loans, which range from 18% to 30% per annum, depending upon the amount financed. The Company currently does not make Direct Loans in Georgia or Virginia. The actual interest rate on a Direct Loan is set within statutory limits, if applicable, based upon the credit profile of the borrower, the type and value of any collateral and market conditions.



         The credit evaluation procedures employed by the Company in connection with Direct Loans are, with the exception of loans secured by real estate, similar to the credit evaluation procedures employed in connection with the purchase of Automobile Sales Contracts. The value of the collateral, if any, however, is a far less significant factor in the Company's credit evaluation of a Direct Loan. Instead, the Company places its primary emphasis on the ratio of the anticipated debt service to the borrower's disposable income. Office managers approve direct Loans not secured by real estate. If the loan is to be secured by real estate, the Company obtains an appraisal of the property, obtains a title opinion from an attorney and verifies filing of a mortgage or deed of trust before disbursement of funds to the borrower. The Company generally will not loan an amount in excess of 50% of the appraised value of the real estate or, in the case of a home equity loan, 50% of the borrower's equity in the property. All applications for Direct Loans secured by real estate must be approved by the Company's President or Executive Vice President.

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

SERVICING AND COLLECTION OF AUTOMOBILE SALES CONTRACTS AND DIRECT LOANS

         The Company has a staff of experienced personnel to collect, account for, and post all payments received using a computerized management information system to track each borrower's account activity. The Company's computer system provides office personnel with access to all information contained in the customer's contract including the amount of the contract, maturity, interest rate, vehicle and reference information and payment history. Customer service personnel in each finance office also respond to borrower inquiries, investigate delinquencies and communicate with borrowers to obtain timely payments, monitor the insurance coverage of the automobile serving as collateral, and, when necessary, repossess financed automobiles.

         When an Automobile Sales Contract is purchased or a Direct Loan is made, the finance office personnel follow procedures that are designed to ensure that borrowers understand their obligations and the terms of the Automobile
Sales Contract or Direct Loan. Particular emphasis is placed on the amount and due date of each payment, the Company's expectations regarding the timely receipt of payments and maintenance of insurance coverage, and the Company's delinquency and repossession policies. The Company provides payment coupon books to borrowers to remind them of their monthly payment obligations. Finance office personnel typically contact borrowers by telephone whose payments are not received within one or two days after the due date of a payment. A customer service representative in the office continues to contact the delinquent borrower by telephone and, in some instances by mail, until payment has been received. When a delinquent borrower brings his account current, the Company places special emphasis on getting assurances from the borrower that he or she will make the next payment on the due date. The Company believes that early and frequent contact with delinquent borrowers reinforces their recognition of their obligation and the Company's expectation for timely payment. The Company's policy for payment deferments is to permit no more than two in a twelve-month period on Direct Loans. Payment deferments on Automobile Sales Contracts are granted only upon review by the office manager of the Company's equity position and the borrower's needs.

         The Company's repossession policy on Automobile Sales Contracts and
Direct Loans secured by automobiles is administered on a case-by-case basis. The
Company's policy is to work with a delinquent borrower for a brief period to permit the customer to keep the car and continue making payments to the Company.
However, should a borrower become seriously delinquent or should the office personnel determine the borrower is not dealing in good faith, the Company repossesses the borrower's car. In most instances, the Company's employees handle repossessions. Most automobiles are repossessed 30-45 days after the account initially becomes delinquent, although in some cases repossessions occur in less than 30 days. Repossessed vehicles are generally sold by independent dealers on a consignment basis or through wholesale automobile auctions. See
"Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Credit Loss Experience."




PREMIUM FINANCE

         The Company is engaged in the business of providing short-term financing of insurance premiums, primarily for personal lines of insurance such as automobile insurance purchased by Non-prime Borrowers, indirectly through independent insurance agents. Most agents who refer premium finance business to the Company are located in North Carolina, South Carolina, and Virginia and represent insurance companies that either have a rating of C+ or better from A.M. Best & Company or participate in state-guaranteed reinsurance facilities. A small amount of the Company's business involves financing premiums for commercial lines of insurance for small businesses, including property and casualty, business automobile, general liability, and workers' compensation. The
Company also periodically makes bulk purchases of Premium Finance Contracts. A substantial amount of the Company's premium finance business is derived from customers of the 20 insurance offices owned by Thaxton Insurance.

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

         The typical term of a Premium Finance Contract ranges from three to eight months depending primarily upon the term of the underlying insurance policy, which in most cases is six months but in some cases may be as long as 12 months. The required down payment ranges from 20% to 50% of the premium depending upon the state in which the insured resides, the term of the underlying insurance contract, the identity of the referring agency and the insured's financial circumstances. The smaller the down payment by the customer on a Premium Finance Contract (and the resulting higher original principal balance of the loan), the greater the Company's risk that the amount of the unearned premium at the time of a payment default will not be sufficient to cover the unpaid principal balance of the loan. Conversely, the higher the down payment (and the resulting lower original principal balance of the loan), the lower the Company's risk of loss in the event of a payment default. The Company allows a down payment of 20% only on Premium Finance Contracts for policies sold by certain "non-standard" insurance agencies operated by Thaxton Insurance in North Carolina. At December 31, 1997, such Premium Finance Contracts represented approximately $1.0 million, or 24%, of total Premium Finance Contracts outstanding. Because the original principal balance of such Premium Finance
Contracts is larger than it would be if higher percentage down payments were required, the Company's risk of loss is increased.

         The Company generally imposes the maximum finance charges and late fees permitted by law for Premium Finance Contracts, which are subject to extensive regulation in the states where the Company engages in this business. All of the states in which the Company operates permit assessment of a fee of up to $15 on each Premium Finance Contract and a maximum interest rate of 12% per annum.
After the Premium Finance Contract is originated, the Company sends the insured a payment coupon book to serve as a reminder of the payment due dates. Although most payments are received by mail, in some instances payments are made directly to the agent who wrote the underlying insurance contract and then forwarded to the Company. If a payment is not received by the sixth day after the due date, a late fee is added to the past due payment and a notice of intent to cancel the underlying insurance policy is mailed to the insured. If payment is not received by the 10th day after the notice of intent to cancel is mailed (the 15th day in South Carolina), the Company mails a notice of cancellation advising the insured that the Company will cancel the underlying insurance policy in seven days unless payment is received. If the insured fails to make payment by the seventh day, using a power of attorney provided by the insured at the time the insurance was purchased, the Company notifies the insurance company to cancel the underlying insurance policy. Upon receipt of this notice the insurance company remits to the Company the unearned portion of the premium, if any. The Company's procedures for providing notices to borrowers are set up to provide a parallel set of notices to the agent who wrote the underlying insurance policy.





INSURANCE AGENCY OPERATIONS

         The Company sells, on an agency basis, various lines of automobile, property and casualty, life, and accident and health insurance. The Company does not assume any underwriting risk in connection with its insurance agency activities. All underwriting risk is assumed by the insurance companies represented by the Company. The Company is paid a commission by the insurance company for which business is placed. On some policies, the Company is eligible for additional commission payments (profit sharing) if the loss experience on the business falls below specified levels.

COMPETITION

         The non-prime consumer credit market for used automobile finance and personal loans is highly competitive and fragmented. Historically, commercial banks, savings and loans, credit unions, financing arms of automobile manufacturers and other lenders providing traditional consumer financing have not consistently served the non-prime segment of the consumer finance market.
The Company faces increasing competition from a number of companies providing similar financing to individuals that cannot qualify for traditional financing.
These include a number of well-capitalized public companies which have only recently entered the business of purchasing Automobile Sales Contracts and are seeking to rapidly expand their business. Management believes that currently its primary competitor is TransSouth Financial Corporation, a financial services company, which operates in most of the markets where the Company operates. The
Company also competes with numerous small, regional consumer finance companies.
Many of these competitors or potential competitors, including TransSouth
Financial Corporation, have significantly greater resources than the Company and have pre-existing relationships with established networks of dealers. To the extent that any of such lenders significantly expand their activities in the markets where the Company operates or plans to operate, the Company could be materially adversely effected. The basis on which the Company competes with others in used car financing is primarily the price paid for Automobile Sales
Contracts, which is a function of the amount of the dealer reserve, and the reliability of service to participating dealers. The basis on which the Company competes with others in making Direct Loans is the interest rate charged and customer service.

         The size of the Company's average Automobile Sales Contract is considerably smaller than that of many other companies engaged in purchasing
Automobile Sales Contracts. The Company believes this is due in large part to the fact that most of the Company's competitors are seeking to do business primarily with franchised dealers selling late-model, lower mileage used automobiles for significantly higher prices than the automobiles offered for sale by the independent dealers with which the Company has relationships, which tend to be somewhat older, higher mileage vehicles. Because the costs of servicing and collecting a portfolio of finance receivables increases with the number of accounts included in the portfolio, management believes that many apparent potential competitors will choose not to do business with the type of dealer targeted by the Company.

         The premium finance business, particularly for personal lines of insurance, also is highly fragmented and competitive. Because interest rates are highly regulated, competition is primarily on the basis of customer service, response time, and the required amount of down payment. There are numerous independent finance companies specializing in premium finance for personal lines of insurance. In addition, many independent insurance agencies finance premiums for their customers either directly or through an affiliate. Some bank holding companies have subsidiaries that finance premiums on insurance sold by other subsidiaries of the holding company as well as by independent agents.

         Competition among independent insurance agencies is intense. There are numerous other independent agencies in most of the markets where the Company's insurance offices are located. There are also direct agents for various insurance companies located in some of the Company's markets. The Company competes primarily on the basis of service and convenience. The Company attempts to develop and maintain long-term customer relationships through low employee turnover and responsive service representatives and offers virtually all types of insurance products.

         The origination of residential mortgages for Non-prime Borrowers is highly competitive and the number of companies engaged in the business is increasing rapidly. The Company has only recently begun originating residential mortgages and currently expects to compete mainly on the basis of the service that it provides to customers in markets where it already has a presence with its finance and insurance offices.



REGULATION

         Consumer finance companies are subject to extensive supervision and regulation under state and federal statutes and regulations. Depending upon the nature of the transactions entered into by the consumer finance company and the states in which it does business, governmental statutes and regulations may require the lender to obtain licenses and meet specified minimum qualifications, limit the interest rates, fees and other charges for which the borrower may be assessed, limit or prescribe certain other terms and conditions of the financing, govern the sale and terms of related insurance products, and define and limit the right to repossess and sell collateral.

         The relevant federal statutes include the Truth In Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Real Estate
Settlement Procedures Act ("RESPA"). These statutes generally are enforced against consumer finance companies by the Federal Trade Commission and are supplemented by regulations promulgated by this and other federal agencies. In general, these laws require the Company to provide certain disclosures to prospective borrowers, prohibit misleading advertising, protect against discriminatory lending practices, and prohibit unfair credit practices. Among the principal disclosure items under the Truth In Lending Act are the terms of repayment, the final maturity, the total finance charge, and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age, or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit
Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer credit reporting agency. Regulations promulgated by the Federal
Trade Commission limit the types of property a creditor may accept as collateral to secure a consumer loan and provide for the preservation of the consumer's claims and defenses when a consumer obligation such as an Automobile Sales
Contract is assigned to a subsequent holder. RESPA imposes specific disclosure requirements, escrow account and borrower inquiry procedures, and kickback and referral fee prohibitions upon lenders whose portfolio of receivables secured by first or second liens on residential real property exceeds a specified dollar amount.

         The Company presently purchases Automobile Sales Contracts in Georgia,
North Carolina, South Carolina, Tennessee, and Virginia, originates Direct Loans in South Carolina, North Carolina and Tennessee, and originates Premium Finance
Loans in North Carolina, South Carolina, and Virginia. Interest rates on Premium
Finance Contracts are subject to statutory ceilings in all three states. See
--"Premium Finance." Interest rates on Automobile Sales Contracts are subject to statutory ceilings only in North Carolina. See --"Automobile Sales Contract
Purchases." Direct Loans are subject to statutory ceilings only in North
Carolina and Tennessee. See --"Direct Loans Program." Each state regulates other aspects of the Company's business, such as charges for insurance, forms of collateral, application of payments, default charges, repossession, and disclosure matters, in varying degrees. Such regulations may require the licensing of the Company or one or more of its finance offices. The Company's finance offices also may be subject to periodic examination by the division of state government charged with enforcing consumer finance statutes and regulations. In some instances, state statutes and regulations impose more stringent disclosure and antidiscriminatory provisions than comparable federal provisions and may impose specific statutory liabilities upon and create causes of action against creditors who fail to comply with such provisions.

         The Company also is subject to state statutes and regulations governing insurance agents in connection with sales of credit and other insurance. These provisions may require that officers and employees involved in the sale of insurance products be licensed, govern the commissions that may be paid to agents in connection with the sale of credit insurance, and limit the premium amount charged for insurance.

         Management believes the Company operates in substantial compliance with all applicable statutes and regulations relevant to its consumer finance and insurance agency activities and that Automobile Sales Contracts purchased individually or in bulk have been originated in compliance with these provisions. Violations of the provisions described above may result in private actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against prohibited practices, the potential forfeiture of rights to repayment of loans, and the revocation of licenses granted by state regulatory authorities. Adverse changes in the statutes and regulations to which the Company's business is subject, or in the enforcement or interpretation thereof, could have a material adverse effect on the Company's business.
Moreover, a reduction in the existing statutory maximum rates or the imposition of maximum rates below those presently charged by the Company in unregulated jurisdictions would directly impair the Company's profitability.




EMPLOYEES

      As of December 31, 1997, the Company employed 241 persons, none of whom was covered by a collective bargaining agreement. Of that total, 33 were located in the Company's headquarters in Lancaster, South Carolina and 208 were located in the Company's other offices. The Company generally considers its relationships with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

      The Company's executive offices are located in Lancaster, South Carolina in a leased office facility of approximately 12,000 square feet. The lease expires in September 1999, but includes an option to renew for an additional five-year term. The Company leases the facilities, in some instances from affiliates, in which its branch offices are located. These offices range in size from approximately 800 square feet to 2,200 square feet, and are under leases expiring on dates ranging from April 1998 to July 2004, most of which include renewal options for periods ranging from two to five years. The monthly rental rates for such offices range from $300 to $5,100 per month. Since most of the Company's business with dealers is conducted by facsimile machine and telephone, the Company does not believe that the particular locations of its finance offices are critical to its business of purchasing Automobile Sales Contracts or its premium finance operations. Location is somewhat more important for the Company's Direct Loan and insurance agency operations. However, other satisfactory locations are generally available for lease at comparable rates and for comparable terms in each locality served by the Company.


ITEM 3. LEGAL PROCEEDINGS

      The Company presently is not a party to any legal proceedings nor is it aware of any material threatened litigation against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters during the fourth quarter of 1997 submitted to a vote of shareholders.







                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Due to the relatively small number of shares held by non-affiliates of the Company, there is no active and liquid trading market for the Company's common stock. The common stock does trade occasionally in the over-the-counter market and is quoted in the OTC Bulletin Board service operated by the National
Association of Securities Dealers, Inc. At March 25, 1998 there were 270 stockholders of record based on information provided to the Company. The following table presents high and low bid information for the common stock during the periods indicated. These quotations reflect prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                     High              Low
                                                     ----              ---

                  First quarter 1996                  $10.00             $9.13

                  Second quarter 1996                  10.25              8.75

                  Third quarter 1996                   10.25              9.00

                  Fourth quarter 1996                  11.00             10.00

                  First Quarter 1997                   11.00              9.00

                  Second Quarter 1997                  10.00              9.00

                  Third Quarter 1997                   10.00              8.50

                  Fourth Quarter 1997                   9.25              8.75

       The Company has not paid any dividends on common stock during the past two years. At the present time, there are no plans to pay any cash dividends on common stock. The Company plans to retain its earnings to finance the growth of the business. The Revolving Credit Facility restricts the Company from paying any cash dividends in excess of 25% of net income for the year.

      On December 31, 1997, the Company issued 27,076 shares of its Series B
Preferred Stock to Jack W. Robinson, a director of the Company, in exchange for an equal number of shares of common stock. Also on that date, the Company issued
50,000 shares of its Series C Preferred Stock to American Bankers Insurance
Company of Florida in exchange for the cancellation of a $500,000 note payable.
Neither of these transactions was registered under the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption from such registration provided by Section 4 (2) of the Act for transactions not involving any public offering.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

HISTORICAL DEVELOPMENT AND GROWTH

      Prior to 1991, the Company primarily was engaged in making and servicing direct consumer and insurance premium finance loans to Non-prime Borrowers. In
1991, the Company made a strategic decision to begin diversifying its portfolio by actively seeking to finance purchases of used automobiles by Non-prime
Borrowers. Management believed that the expertise it had developed in extending and servicing installment credit to Non-prime Borrowers would enable it to profitably finance used automobile purchases by borrowers having similar credit profiles. The Company facilitated its entry into this segment of the consumer credit industry by engaging additional senior and mid-level management personnel with substantial used automobile lending experience. Since 1991, the





Company has evolved into a diversified consumer financial services company engaged in used automobile lending through the purchase and servicing of Automobile Sales Contracts, the origination and servicing of Direct Loans and Premium Finance Contracts, selling insurance products on an agency basis and originating residential mortgage loans.

      During 1997, the Company opened finance offices in Anderson and Florence
South Carolina, Cumming, and Columbus, Georgia and Christiansburg, Virginia that will be devoted almost exclusively to the purchase and servicing of Automobile
Sales Contracts, and Thaxton Insurance acquired independent agencies in York, South Carolina and Winston-Salem, North Carolina.

      The following table sets forth certain information with regard to growth in the Company's finance receivable portfolio.


                                                                                    Year Ended December 31,
                                                                                    -----------------------


                                                                                1997                     1996
                                                                                ----                     ----

AUTOMOBILE SALES CONTRACTS
        Total balance at year end, net (1)                                  $37,463,211              $35,998,537
        Average account balance at year end                                       3,247                    3,699
        Interest income for the year                                          9,900,934                8,361,396
        Average interest rate earned                                             25.59%                   27.98%
        Number of accounts at year end                                           11,537                    9,733

DIRECT LOANS
        Total balance at year end, net (1)                                  $12,302,995               $9,896,100
        Average account balance at year end                                       1,719                    1,324
           Interest income for the year                                       3,110,850                2,941,705
        Average interest rate earned                                             28.08%                   30.01%
        Number of accounts at year end                                            7,159                    7,475

PREMIUM FINANCE CONTRACTS
        Total balance at year end, net (1)                                   $3,860,936               $2,846,451
        Average account balance at year end                                         319                      287
        Interest income for the year                                            573,005                  737,895
        Average interest rate earned                                             17.04%                   17.52%
        Number of accounts at year end                                           12,108                    9,931


---------------------------
 (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases ("Net Finance Receivables").


         Management believes the best opportunities for continued growth in the Company's Automobile Sales Contract and Direct Loan portfolios lie in the opening of new finance offices in small to medium-sized markets in the states where the Company presently operates and contiguous states that management believes to be under served by its competitors. The Company opened two new finance offices in 1996 and five in 1997. The Company estimates that the capital expenditure necessary for opening each new finance office is approximately $21,000. While there are certain risks associated with such expansion, management believes that its ability to identify and retain finance office management personnel having established relationships with local independent dealers, its expertise in extending and servicing credit to Non-prime Borrowers, and other factors will enable it to manage anticipated growth in its finance office network and in its Automobile Sales Contract and Direct Loan portfolios. The Company will seek to expand its Premium Finance Contract portfolio by establishing and broadening relationships with insurance agencies having a client base in need of premium financing. The Company also periodically may make bulk purchases of Automobile Sales Contracts and Premium Finance Contracts if such purchases are deemed beneficial to the Company's competitive position and portfolio mix and will seek opportunities to expand its network of insurance offices primarily through the acquisition of independent insurance agencies.

NET INTEREST MARGIN

         The following table sets forth certain data relating to the Company's net interest margin for the years ended December 31, 1997 and 1996.




                                                 1997               1996
                                                 ----               ----

 Average Net Finance Receivables(1)          $53,058,041         $43,717,445
 Average notes payable(1)                     45,739,084          37,611,963

 Interest and fee income (2)                  15,808,386          13,518,563
 Interest expense (3)                          4,484,600           3,841,683
                                               ---------           ---------
 Net interest income                          11,323,786           9,676,880

 Average interest rate earned(1)                  29.79%              30.92%
 Average interest rate paid(1)                    9.80%               10.21%
                                                  ------              ------
 Net interest rate spread                         19.99%              20.71%

 Net interest margin(4)
                                                  21.34%             22.14%
-------------
(1) Averages are computed using month-end balances during the year presented
(2) Excludes interest and fee income earned by Thaxton Insurance.
(3) Excludes interest expense paid on Thaxton Insurance related debt.
(4) Net interest margin represents net interest income divided by average Net Finance Receivables.

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

      The decline in net interest rate spread from 1995 to 1997 is attributable primarily to the increased level of Automobile Sales Contracts in the Company's finance receivable portfolio. The Company expects Automobile Sales Contracts to be the principal component of future growth in its finance receivable portfolio. If this growth in Automobile Sales Contracts occurs, the Company expects that its net interest spread will continue to narrow. See --"Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         COMPARISON OF 1997 TO 1996. Finance receivables at December 31, 1997 were $67,558,269 versus $63,106,601 at December 31, 1996, a 7% increase. The
Company opened two branch offices in 1996 and five in 1997 devoted primarily to the purchase and servicing of Automobile Sales Contracts, which generated an increased volume of such contracts during 1997.

         Unearned income at December 31, 1997 was $13,058,066 versus $12,578,514 at December 31 , 1996, a 4% increase which was directly related to the higher volume of finance receivable originations during 1997. The provision for credit losses established for the twelve months ended December 31, 1997 was $6,579,932 versus $3,593,399 for 1996, and the allowance for credit losses increased from $2,195,000 at December 31, 1996 to $4,809,400 at December 31, 1997. The
allowance for credit losses as a percentage of Net Finance Receivables increased from 4.4% at December 31, 1996 to 8.8% at December 31, 1997. The allowance for credit losses required by the Company's reserve methodology increased significantly from the end of 1996 to the end of 1997 due to a high charge-off experience during the third and fourth quarters of 1997, which indicated a higher level of potential losses in the portfolio, as well as the additional allowance for loss required on the higher level of finance receivables outstanding.

         The growth in finance receivables during the twelve months ended December 31, 1997 versus the comparable period in 1996 resulted in higher levels of interest and fee income. Interest and fee income for the twelve months ended December 31, 1997 was $15,892,683, compared to $13,528,881 for the twelve month ended December 31, 1996, a 17% increase. Interest expense also was higher, increasing to $5,023,179 for the twelve months ended December 31, 1997 versus $4,209,763 for the comparable period of 1996, a 19% increase. The increase in interest expense was due to the higher levels of borrowings required to fund finance receivable originations and the working capital requirements of the Company.

         Net interest income for the twelve months ended December 31, 1997 increased to $10,869,504 from $9,319,118 for the comparable period of 1996, a 17% increase. The increase in net interest income was attributable to the higher level of finance receivables.

         Insurance commissions net of insurance cost decreased to $5,469,667 for the twelve months ended December 31, 1997 from $5,893,606 for the comparable period of 1996, due to reduced sales of insurance products to borrowers. Other income increased from $985,763 for the twelve months ended December 31, 1996 to $1,221,525 for the comparable period of 1997 due primarily to increased profit sharing payments to the Company from various insurance carriers.

         Total operating expenses increased from $11,974,280 for the twelve months ended December 31, 1996 to $13,210,791 for the comparable period of 1997, a 10% increase. The increase in expenses was due to opening new finance offices in addition to a general increase in costs associated with administering a larger finance receivable portfolio.

         The Company generated a net loss for the twelve months ended December 31, 1997 of $1,506,333 as compared to net income of $384,184 for the comparable period of 1996. The decrease in net income was due primarily to the substantial increased provision for credit losses.

         Stockholders' equity decreased from $6,371,305 at December 31, 1996 to $5,969,317 at December 31, 1997 as a result of the Company's net loss from operations during the period, partially offset by additional equity raised by the Company. In December, the Company completed a public offering of its Series A Preferred Stock. The offering, made to the Company's common stockholders, allowed each common stockholder to exchange one share of common stock for one share of preferred stock, subject to the requirement that for each share exchanged, one additional share of preferred must be purchased for $10 in cash. The offer resulted in the exchange of 89,007 shares of common stock for an equal number of shares of preferred stock, and the sale of an additional 89,007 shares of preferred stock at $10 per share. After expenses, net cash proceeds of the offering were $718,067. Also in December, an individual investor converted 27,076 shares of common stock into an equal number of shares of the Company's Series B Preferred Stock, and an insurance company from which the Company had borrowed $500,000 converted that note into 50,000 shares of the Company's Series C Preferred Stock.

CREDIT LOSS EXPERIENCE

         Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the expected future losses of principal and interest in the existing finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral, and management's judgment are factors used in assessing the overall adequacy of the allowance and resulting provision for credit losses. The Company's reserve methodology is designed to provide an allowance for credit losses that, at any point in time, is adequate to absorb the charge-offs expected to be generated by the finance receivable portfolio, based on events or losses that have occurred or are known to be inherent in the portfolio. The model used by the Company utilizes historical charge-off data to predict the charge-offs likely to be generated in the future by the existing finance receivable portfolio. The model stratifies losses by originating office and by type, and develops historical loss factors which are applied to the current portfolio. In addition, changes in dealer and bulk purchase reserves are analyzed for each individual dealer and bulk purchase, and additional reserves are established for any dealer or bulk purchase if coverage has declined below adequate levels. The Company's charge-off policy is based on an account by account review of delinquent receivables. Losses on finance receivables secured by automobiles are recognized at the time the collateral is repossessed. Other finance receivables are charged off when they become contractually past due 180 days, unless extenuating circumstances exist leading management to believe such finance receivables will be collectible. Finance receivables may be charged off prior to the normal charge-off period if management deems them to be uncollectible.

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

RECENT MATERIAL ADVERSE TREND IN CREDIT LOSS EXPERIENCE

         The Company's charge-offs as a percentage of average Net Finance Receivables increased from 3.08% for the year ended December 31, 1995 to 5.06% for the year ended December 31, 1996 and to 7.47% for the twelve months ended December 31, 1997. These increases were attributed to a general deterioration in loan performance experienced by the Company during the latter part of 1996 and continuing into 1997. Management believes that its charge-off experience was comparable to that experienced by other lenders in the non-prime sector. In response to this increased loss experience, the Company made several operational changes in the second half of 1996 which, over the long-term, are expected to reduce the Company's charge-offs. These changes included tightening its branch credit guidelines, reducing purchases of Automobile Sales Contracts from certain dealers for which loss experience had been unsatisfactory, splitting several offices to obtain improved collection by locating collection personnel in closer geographic proximity to borrowers, and reorganizing the Company's regional structure to place more experienced supervisory personnel in charge of certain offices with higher than average credit loss experience. Although management believes that these changes have resulted in fewer charge-offs than would have been experienced without the changes, they have not yet had the effect of reducing losses to acceptable levels. As a result, in the fourth quarter of 1997 the Company further tightened its credit policies by, among other things, increasing qualifying ratios for credit approval of borrowers and increasing required down payments on Automobile Sales Contracts financed by the Company. These policy changes have resulted in slower growth of the Company's Automobile Sales Contract portfolio, as the current credit market for Non-prime Borrowers is highly competitive. Management believes that over time these changes will reduce charge-offs to acceptable levels.

      The following table sets forth the Company's allowance for credit losses at December 31, 1997 and 1996, and the credit loss experience over the periods presented.


                                                                             1997                           1996
                                                                             ----                           ----
 Net finance receivables (1)                                               $54,500,203                   $50,447,410
 Allowance for credit losses                                                 4,809,400                     2,195,000
 Allowance for credit losses as a percentage of  net                             8.82%                         4.35%
 finance receivables (1)
 Dealer reserves and discounts on bulk purchases                            $1,028,575                    $1,747,000
 Dealer reserves and discounts on bulk purchases as                              2.67%                         4.64%
 percentage of Net Automobile Sales Contracts at
 period end
 Allowance for credit losses and dealer reserves and                        $5,837,975                    $3,942,000
 discount on bulk purchases
 Allowance for credit losses and dealer reserves and                            10.71%                         7.81%
 discount on bulk purchases as a percentage of finance
 receivables
 Provision for credit losses                                                $6,579,932                    $3,593,399
 Charge-offs (net of recoveries)                                             3,965,532                     2,210,441
 Charge-offs (net of recoveries) as a percentage of                              7.47%                         5.06%
 average net finance receivables



---------------------

(1) Net finance receivable balances are presented net of unearned finance charges only

The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                               At December 31,
                                                             ------------------
                                                            1997           1996
                                                            -------        ----
 Automobile Sales Contracts and Direct Loans               $551,363    $380,569
 contractually past due 90 days or more(1)

 Automobile Sales Contracts and Direct Loans (1)         49,766,206  45,894,637
 Automobile Sales Contracts and Direct Loans                  1.11%        .83%
 contractually past due 90 days or more as a
 percentage of Automobile Sales  Contracts and Direct
 Loans
----------------------
      (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

      The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:
                                                             At December 31,
                                                           --------------------
                                                           1997             1996
                                                        --------       ---------
Premium finance contracts contractually past due 60     $89,331         $100,633
days or more(1)
Premium finance contracts outstanding(1)              3,860,936        2,846,451
Premium finance contracts contractually past due 60
days or more as a percentage of premium finance            2.3%             3.5%
contracts
----------------------------
(1) Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generally finances its operations and new offices through cash flow from operations and borrowings under the revolving credit facility extended by FINOVA Capital Corporation ( the "Revolving Credit Facility"). The Revolving Credit Facility, which provides for borrowings of up to $100 million, matures on August 31, 1999. The facility consists of six tranches. The primary tranche is used to finance consumer receivables and provides for advances of up to $100 million, less any amounts advanced under the secondary tranches. Tranche B, one of the secondary tranches, is also used to finance consumer receivables and allows the Company to borrow up to $10 million against a higher percentage of Net Finance Receivables than under the primary tranche. The Company borrows against Tranche B only when it has exhausted available borrowings under the primary tranche. The Revolving Credit facility also provides a $5 million tranche dedicated to non-consumer receivables, a $25 million tranche established to provide a mortgage loan warehouse facility, a $10 million tranche which permits borrowings against insurance commissions, and a $7 million tranche to finance future acquisitions. As of December 31, 1997, $46.7 million was outstanding under the Revolving Credit Facility, $45.0 million of which had been advanced under the primary tranche and $1.7 million of which had been advanced under secondary tranches. At December 31, 1997, there were no advances under Tranche B. Under the terms of the Revolving Credit Facility, the Company's Net Finance Receivables at December 31, 1997 would have allowed it to borrow an additional $4.4 million against existing collateral, with $53.3 million of total potential capacity available for borrowing against qualified finance receivables generated by the Company in future periods. The interest rate for borrowings is the prime rate published by Citibank, N.A. (or other money center bank designated by the lender) plus one percent per annum for the primary tranche, the non-consumer receivable tranche, and the mortgage loan tranche, plus five percent per annum for Tranche B and the acquisition tranche and plus two percent per annum for the insurance commission tranche. The interest rate is adjusted monthly to reflect fluctuations in the designated prime rate. Accrued interest on borrowings is payable monthly. Principal is due in full on the maturity date and can be prepaid without penalty. The Revolving Credit Facility is secured by substantially all of the Company's assets and requires the Company to comply with certain restrictive covenants, including covenants to maintain a certain debt to equity ratio, tangible net worth, annual net income within prescribed limits, and a covenant to limit annual distributions to common shareholders to 25% of net income.

      In 1997, the Company began issuing subordinated term notes to individual investors in an intrastate public offering registered with the State of South Carolina. The registration of a similar offering was declared effective by the U.S. Securities and Exchange Commission in March 1998, which will enable the Company to offer notes in additional states. Maturity terms on these notes range from daily to sixty months, and interest rates vary in accordance with market rates. Notes currently being offered carry interest rates ranging from 6.25% to 9.5%. Approximately $3.5 million in notes were outstanding as of December 31, 1997. Proceeds from the issuance of these notes generally are used to repay borrowings under the Revolving Credit Facility.

      Cash flows from financing activities during the years ended December 31, 1997 and 1996 were as follows:


                                                        1997               1996
                                                        ----               ----
Proceeds from the issuance of preferred stock    $  718,067        $         -
Repurchase of common stock                         (137,983)           (76,560)
Dividends paid                                             -           (25,500)
Net increase in line of credit                     4,079,053          7,983,666
Net increase in notes payable                      1,303,226          1,466,185
                                                  --------------- --------------
Total                                             $5,962,363       $  9,347,791
                                                  =============== ==============


         Management believes that the recent increase in the maximum borrowings available under the Revolving Credit Facility, in addition to cash expected to be generated from operations and the sale of subordinated notes, will provide the resources necessary to fund the Company's liquidity and capital needs through 1998.

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

IMPACT OF YEAR 2000

         The Company recognizes that there is a business risk in computerized systems as we move into the next century. If computer systems misinterpret the date, items such as interest calculations on loans will be incorrect. This is commonly called the "Year 2000 Problem." A number of computer systems used by the Company in its day to day operations may be affected by this problem. Management has established a project team which has identified affected systems and is currently working to ensure that this event will not disrupt operations. This project team reports regularly to senior management. The company is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained. The estimated cost to the Company for these corrective actions, and the related hardware required to run the upgraded software is estimated at approximately $1 million, the cost for which is included in the Company's capital and operating budgets for 1998 and 1999. However, it should be noted that incomplete or untimely compliance would have a material adverse impact on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved.


ACCOUNTING MATTERS

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" in June, 1997. The purpose of SFAS 130 is to address concerns over the practice of reporting elements of comprehensive income directly in equity. This SFAS requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. This statement is effective for periods beginning after December 15, 1997. Comparative financial statements are required to be reclassified to reflect the provisions of this statement. The Company will adopt the provisions of this SFAS for fiscal year 1998.

         The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June, 1997. This statement applies to all public entities. The provisions of SFAS 131 require certain disclosures regarding material industry segments within an entity. The statement is effective for periods beginning after December 15, 1997. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

ITEM 7. FINANCIAL STATEMENTS












                             THE THAXTON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                   (WITH INDEPENDENT AUDITOR'S REPORT THEREON)

KPMG PEAT MARWICK, LLP






                          Independent Auditors' Report

The Board of Directors
The Thaxton Group, Inc.

We have audited the accompanying consolidated balance sheets of The Thaxton Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Thaxton Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




Greenville, South Carolina
March 25, 1998



                                              THE THAXTON GROUP, INC.
                                            Consolidated Balance Sheets
                                            December 31, 1997 and 1996

                                                                                           December 31,
                                                                                           -------------
                                                                                    1997               1996
Assets                                                                              ----               -----
------
Cash                                                                          $   1,162,793           421,465
Finance receivables, net                                                         48,662,228         46,546,087
Premises and equipment, net                                                       2,003,787          1,947,210
Accounts receivable                                                               1,616,570          1,269,384
Repossessed automobiles                                                             744,030          1,166,495
Goodwill and other intangible assets                                              3,894,956          3,463,814
Other assets                                                                      2,881,308          1,867,112
                                                                                -----------       ------------
     Total assets                                                                60,965,672         56,681,567
                                                                                ===========       ============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Accrued interest payable                                                            420,863            387,237
Notes payable                                                                    51,071,066         46,345,883
Notes payable to affiliates                                                       1,015,358            743,621
Accounts payable                                                                  1,357,739          1,350,306
Employee savings plan                                                             1,045,533          1,098,457
Other liabilities                                                                    85,796            384,758
                                                                                -----------       ------------
     Total liabilities                                                           54,996,355         50,310,262
                                                                                -----------       ------------

Stockholders' Equity
--------------------
Preferred Stock $ .01 par value,
Series A:  400,000 shares authorized,
178,014 shares issued and outstanding in 1997.                                        1,780                  -
Series B:  27,076 shares authorized, issued and
  outstanding in 1997.                                                                  271                  -
Series C: 50,000 shares authorized, issued and
  outstanding in 1997.                                                                  500                  -

Common stock, $ .01 par value; authorized 50,000,000 shares, issued and outstanding 3,795,600 shares in 1997, 3,932,178
     shares in 1996                                                                  37,956             39,322
Additional paid-in-capital                                                        4,521,354          3,504,027
Deferred stock award                                                               (630,000)          (720,000)
Retained earnings                                                                 2,037,456          3,547,956
                                                                                  ---------       ------------

     Total stockholders' equity                                                   5,969,317          6,371,305
                                                                                -----------       ------------

     Total liabilities and stockholders' equity                                $ 60,965,672         56,681,567
                                                                                ===========       ============


See accompanying notes to consolidated financial statements.







                                              THE THAXTON GROUP, INC.
                                         Consolidated Statements of Income
                                      Years Ended December 31, 1997 and 1996


                                                                                    1997               1996
                                                                                    ----               ----

Interest and fee income                                                         $15,892,683         13,528,881
Interest expense                                                                  5,023,179          4,209,763
                                                                                -----------       ------------
     Net interest income                                                         10,869,504          9,319,118
Provision for credit losses                                                       6,579,932          3,593,399
                                                                                -----------       ------------

Net interest income after provision for credit losses                             4,289,572          5,725,719
Other income:
     Insurance premiums and commissions, net                                      5,469,667          5,893,606
     Other income                                                                 1,221,525            985,763
                                                                                -----------       ------------
     Total other income                                                           6,691,192          6,879,369
                                                                                -----------       ------------
Operating expenses:
     Compensation and employee benefits                                           6,799,738          5,602,895
     Telephone, postage, and supplies                                             1,511,477          1,126,599
     Net occupancy                                                                1,528,218          1,228,414
     Reinsurance claims expense                                                     355,437            516,194
     Insurance                                                                      128,916            193,670
     Collection expense                                                              94,462             63,797
     Travel                                                                         176,186            158,513
     Professional fees                                                              260,410            175,821
     Other                                                                        2,355,947          2,908,377
                                                                                -----------       ------------
     Total operating expenses                                                    13,210,791         11,974,280
                                                                                -----------       ------------

     Income (loss) before income tax expense                                     (2,230,027)           630,808
Income tax expense (benefit)                                                       (723,694)           246,624
                                                                                ------------      ------------

     Net income (loss)                                                         $ (1,506,333)           384,184
                                                                                ============      ============

     Dividends on preferred stock                                              $      4,167             25,500
                                                                                ===========       ============

     Net income (loss) applicable to common shareholders                       $ (1,510,500)           358,684
                                                                                ============      ============

     Net income (loss) per common share  -- basic and diluted                  $      (0.39)              0.09
                                                                                ============      ============




See accompanying notes to consolidated financial statements.



                             THE THAXTON GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1997 and 1996

                                                                                          Additional       Deferred
                                                        Common          Preferred           Paid-in          Stock
                                                        Stock             Stock             Capital          Award
                                                        ------            -----             -------          -----

Balance at December 31, 1995                      $       39,383           340,000        3,563,681          (810,000)

Employee stock grant                                          17             -               16,828             -
Purchase and retirement of 7,786 shares of stock             (78)            -              (76,482)            -
Conversion of 340,000 shares of preferred
     stock to $340,000 of subordinated debt                -              (340,000)           -                 -
Dividends on preferred stock                               -                 -                -                 -
Vesting of 10,000 shares of stock award                    -                 -                -                90,000
Unrealized gain on securities available for sale           -                 -                -                 -

Net income                                                 -                 -                -                 -
                                                   -------------     -------------    -------------     -------------
Balance at December 31, 1996                              39,322             -            3,504,027          (720,000)
                                                  --------------     -------------    -------------     --------------


Purchase and retirement of 13,300 shares of stock           (133)                -         (137,850)                -
Issuance of 2,007 shares of restricted stock                  20                 -           22,057                 -
Issuance of 797 shares of stock under Employee
  stock purchase plan                                          8                 -            6,343                 -
Forfeiture of deferred stock award                          (100)                -          (89,900)           90,000
Conversion of  89,007 shares of common stock
  into 178,014 shares of Series A preferred stock           (890)            1,780          717,177                 -
Conversion of 27,100 shares of common stock
  into 27,100 shares of Series B preferred stock            (271)              271                -                 -
Conversion of subordinated debt into
    50,000 shares of Series C preferred stock                  -               500          499,500                 -
Dividends paid on preferred stock                              -                 -                -                 -
Net loss                                                       -                 -                -                 -
                                                  --------------     -------------    -------------     --------------

Balance at December 31, 1997                      $       37,956             2,551        4,521,354          (630,000)
                                                  ==============     =============    =============     ==============











                                                             Unrealized Gain                          Total
                                                          (Loss) on Securities  Retained          Stockholders'
                                                           Available for Sale   Earnings             Equity
                                                           ------------------   --------             ------

Balance at December 31, 1995                                     (6,392)         3,189,272           6,315,944

Employee stock grant                                              -                  -                  16,845
Purchase and retirement of 7,786 shares of stock                  -                  -                 (76,560)
Conversion of 340,000 shares of preferred
     stock to $340,000 of subordinated debt                       -                  -                (340,000)
Dividends on preferred stock                                      -                (25,500)            (25,500)
Vesting of 10,000 shares of stock award                           -                  -                  90,000
Unrealized gain on securities available for sale                  6,392              -                   6,392

Net income                                                        -                384,184             384,184
                                                             ----------     --------------    ----------------
Balance at December 31, 1996                                      -              3,547,956           6,371,305
                                                             ----------     --------------    ----------------


Purchase and retirement of 13,300 shares of stock                     -                  -            (137,983)
Issuance of 2,007 shares of restricted stock                          -                  -              22,077
Issuance of 797 shares of stock under Employee
  stock purchase plan                                                 -                  -               6,351
Forfeiture of deferred stock award                                    -                  -                   -
Conversion of  89,007 shares of common stock
  into 178,014 shares of Series A preferred stock                     -                  -             718,067
Conversion of 27,100 shares of common stock
  into 27,100 shares of Series B preferred stock                      -                  -                   -
Conversion of subordinated debt into
    50,000 shares of Series C preferred stock                         -                  -             500,000
Dividends paid on preferred stock                                     -             (4,167)             (4,167)
Net loss                                                              -         (1,506,333)         (1,506,333)
                                                             ----------      --------------    ----------------

Balance at December 31, 1997                                          -          2,037,456           5,969,317
                                                             ==========      ==============    ================







See accompanying notes to consolidated financial statements.






                             THE THAXTON GROUP, INC.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 1997 and 1996



                                                                                   1997              1996

Cash flows from operating activities:
Net income                                                                    $  (1,506,333)           384,184
Adjustments to reconcile net income to
net cash provided by operating  activities:
     Provision for credit losses                                                  6,579,932          3,593,399
     Depreciation and amortization                                                  958,192            756,791
     Deferred taxes                                                                   6,705            (26,715)
     Vesting of stock awards                                                          -                 90,000
     Compensatory grant of stock to employees                                        28,428             16,845
     Unrealized loss on  securities available for sale                                -                  6,392
     (Gain) loss on sale of premises and equipment                                  (22,190)           (25,301)
     Gain on sale of investment                                                     (10,859)             -
     Increase  in other assets                                                     (959,244)        (2,026,919)
     Increase (decrease) in accrued interest payable and other liabilities         (200,353)            76,869
                                                                                ------------      ------------
                  Net cash provided by operating activities                       4,874,278          2,845,545
                                                                                -----------       ------------

Cash flow from investing activities:
     Net increase in finance receivables                                         (8,696,073)       (13,845,854)
     Capital expenditures for premises and equipment                               (706,498)        (1,295,387)
     Proceeds from sale of premises and equipment                                    36,875             79,907
     Proceeds from the sale of investments                                           24,481              -
     Acquisitions, net of acquired cash equivalents                                (754,098)          (752,973)
     Purchase of securities                                                           -                (68,843)
     Notes receivable (affiliate)                                                     -                896,302
                                                                                -----------       ------------
                  Net cash used by investing activities                         (10,095,313)       (14,986,848)
                                                                                -----------       ------------

Cash flows from financing activities:
     Proceeds from the issuance of preferred stock                                  718,067              -
     Repurchase of common stock                                                    (137,983)           (76,560)
     Dividends paid                                                                   -                (25,500)
     Net increase in line of credit                                               4,079,053          7,983,666
     Net increase in notes payable                                                1,303,226          1,466,185
                                                                                ------------      ------------
                  Net cash provided by financing activities                       5,962,363          9,347,791
                                                                                ------------      ------------

Net increase (decrease) in cash                                                     741,328         (2,793,512)
Cash at beginning of period                                                         421,465          3,214,977
                                                                                -----------       ------------

Cash at end of period                                                         $   1,162,793            421,465
                                                                                ===========       ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                                                 $   4,874,912          3,805,229
     Income taxes                                                                    36,843            554,651
                                                                                ===========       ============

Noncash financing activities:
     Conversion of preferred stock to notes payable                                     -             340,000
     Conversion of common stock to preferred stock                                      271               -
     Conversion of subordinated debt to preferred stock                             500,000               -
                                                                                ===========     ==============




See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina and operates branches in South Carolina, North Carolina, Georgia, Virginia and Tennessee. The Company is a diversified consumer finance company that is engaged primarily in purchasing and servicing retail installment contracts purchased from independent used car dealers and making and servicing personal loans to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. ("Thaxton Insurance"), which was acquired by the Company in 1996. The Company provides reinsurance through a wholly owned subsidiary, TICO Reinsurance, Ltd. ("TRL"). Through a wholly owned subsidiary, CFT Financial Corporation, the Company is also engaged in mortgage banking, originating mortgage loans to individuals. The Company sells substantially all mortgage loans it originates to independent third parties. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

         (a)      Interest and Fee Income
                  -----------------------
                  Interest income from finance receivables is recognized using the interest (actuarial) method on an accrual basis. Accrual of income on finance receivables continues until the receivable is either paid off in full or is charged off. Fee income consists primarily of late fees which are credited to income when they become due from borrowers. For receivables which are renewed, interest income is recognized using a method similar to the interest method.

         (b)      Allowance for Credit Losses
                  ---------------------------
                  Additions to the allowance for credit losses are based on management's evaluation of the finance receivables portfolio considering current economic conditions, overall portfolio quality, charge-off experience, and such other factors which, in management's judgment, deserve recognition in estimating credit losses. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible or six months has elapsed since the date of the last payment, whichever occurs first. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

          -----------------------------------------------------


         (c)      Non-file Insurance
                  ------------------
                  Non-file insurance is written in lieu of recording and perfecting the Company's security interest in the assets pledged to secure certain loans. Non-file insurance premiums are collected from the borrower on certain loans at inception and renewal and are remitted directly to an unaffiliated insurance company. Certain losses related to such loans, which are not recoverable through life, accident and health, or property insurance claims, are reimbursed through non-file insurance claims subject to policy limitations. Any remaining losses are charged to the allowance for credit losses.

         (d)      Premises and Equipment
                  ----------------------
                  Premises and equipment are reported at cost less accumulated depreciation which is computed using the straight-line method for financial reporting and accelerated methods for tax purposes. For financial reporting purposes the Company depreciates furniture and equipment over 5 years, leasehold improvements over the remaining term of the related lease, and automobiles over 3 years. Maintenance and repairs are expensed as incurred and improvements are capitalized.


         (e)      Insurance
                  ---------
                  The Company remits a portion of credit life, accident and health, property and auto insurance premiums written in connection with certain loans to an unaffiliated insurance company at the time of origination. Any portion of the premiums remitted to this insurance company which are not required to cover their administrative fees or to pay reinsurance claims expense are returned to the Company through its reinsurance subsidiary, TRL, and are included in insurance premiums and commissions in the accompanying consolidated statements of income. Unearned insurance commissions are accreted to income over the life of the related insurance contracts using a method similar to that used for the recognition of finance charges. Insurance commissions earned by Thaxton Insurance are recognized as services are performed in accordance with Thaxton Insurance's contractual obligations with the underwriters, but not before protection is placed with insurers.

         (f)      Employee Savings Plan
                  ---------------------
                  The Company offers a payroll deduction savings plan to all its employees. The Company pays interest monthly at an annual rate of 10% on the prior month's ending balance. Employees may withdraw savings on demand.

         (g)      Income Taxes
                  ------------
                  Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes (Statement 109), requires the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          -----------------------------------------------------


         (h)      Earnings Per Share
                  ------------------
                  The Company has adopted the provisions of SFAS 128, "Earning per Share" ("EPS"), for the year ended December 31, 1997. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS. Prior period EPS data has been restated to reflect the adoption of SFAS 128. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents calculated based upon the average market price. Common stock equivalents consist of stock options issued by the Company, and are computed using the treasury stock method.

         (i)      Intangible Assets
                  -----------------
                  Intangible assets include goodwill, expiration lists, and covenants not to compete related to the purchase of insurance agencies. Goodwill represents the excess of the cost of insurance agencies over the fair value of its assets at the date of acquisition. Goodwill is amortized on a straight-line basis over a fifteen to twenty year period. The expiration lists are amortized over their estimated useful lives of twenty years on a straight-line basis. Covenants not to compete are amortized according to the purchase contract over five to six years on a straight-line basis. Intangible assets also include the premium paid to acquire Eagle Premium Finance, which is being amortized on a straight-line basis over ten years. Recoverability of recorded intangibles is evaluated by using undiscounted cash flows.

         (j)      Stock Options
                  -------------
                  Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income or the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to the financial statements if the Company continues to use the intrinsic value method in accordance with APB 25. The Company will continue such accounting under the provisions of APB 25.

         (k)      Fair Value of Financial Instruments
                  -----------------------------------
                  All financial assets of the Company are short term in nature and all liabilities are substantially at variable rates of interest. As such, the carrying values of these financial assets and liabilities approximate their fair value.


          (l)     Repossessed Assets
                  ------------------
                  Repossessed assets are recorded at their estimated fair value less costs to dispose. Any difference between the loan balance and the fair value of the collateral on the date of repossession is charged to the allowance for credit losses.

(2)    Business Combinations
       ---------------------
The Company acquired all of the outstanding capital stock of Thaxton Insurance on October 31, 1996 in exchange for 300,000 shares of the Company's stock. Thaxton Insurance is incorporated under the laws of the State of South Carolina and licensed as an insurance agency in the states of North Carolina and South Carolina. This business combination was accounted for under the "as if" pooling method as the companies were deemed to be under common control. Accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the assets, liabilities and equity and results of operation and cash flows of Thaxton Insurance at their historical cost basis.

(3)    Finance Receivables
       -------------------
Finance receivables consist of the following at December 31, 1997 and 1996:


                                                                                       December 31,
                                                                                1997                 1996
                                                                                ----                 ----

           Automobile Sales Contracts                                    $    48,098,657           47,603,138
           Direct Loans                                                       15,449,004           12,560,126
           Premium Finance Contracts                                           4,010,608            2,943,337
                                                                          --------------       --------------
                Total finance receivables                                     67,558,269           63,106,601


           Unearned interest                                                 (12,902,552)         (12,445,781)
           Unearned insurance premiums, net                                     (155,514)            (132,733)
           Bulk purchase discount                                               (359,945)          (1,014,000)
           Dealer hold back                                                     (668,630)            (773,000)
           Allowance for credit losses                                        (4,809,400)          (2,195,000)
                                                                          --------------       --------------
           Finance receivables, net                                      $    48,662,228           46,546,087
                                                                          ==============       ==============


       Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $8,328,000 and $360,000, respectively, at December 31, 1997 and approximately $7,371,000 and $1,014,000, respectively, at December 31, 1996.

       With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $31,593,000 and $669,000, respectively, at December 31, 1997 and approximately $31,451,000 and $773,000, respectively, at December 31, 1996.

       -------------------------------
       At December 31, 1997, there were no significant concentrations of receivables in any type of property or to one borrower.

       These receivables are pledged as collateral for a line of credit agreement (see note 7).

       Changes in the allowance for credit losses for the years ended December 31, 1997 and 1996 are as follows:


                                                                                  1997                 1996
                                                                                  ----                 ----
           Beginning balance                                             $      2,195,000              783,200
           Valuation allowance for acquired loans                                       -               28,842
           Provision for credit losses                                          6,579,932            3,593,399
           Charge-offs                                                         (4,129,313)          (2,526,231)
           Recoveries                                                             163,781              315,790
                                                                           --------------      ---------------
           Net charge-offs                                                     (3,965,532)          (2,210,441)
                                                                           ---------------     ---------------
           Ending balance                                                $      4,809,400            2,195,000
                                                                           ==============      ===============



       The valuation allowance for acquired loans relates to the acquisition of approximately $748,000 of receivables in 1996.

       The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(4)    Premises and Equipment
       ----------------------
        A summary of premises and equipment at December 31, 1997 and 1996 follows:

                                                                                   1997                1996
                                                                                   ----                ----

           Leasehold improvements                                           $      591,596             504,328
           Furniture and fixtures                                                  558,566             477,158
           Equipment and automobiles                                             2,719,773           2,762,214
                                                                             -------------       -------------
                    Total cost                                                   3,869,935           3,743,700
           Accumulated depreciation                                              1,866,148           1,796,490
                                                                             -------------       -------------

                    Net premises and equipment                              $    2,003,787           1,947,210
                                                                             =============       =============



         Depreciation expense was approximately $617,000 and $521,000 in 1997 and 1996, respectively.

(5)    Intangible Assets
       -----------------


         Intangible assets consist of the following at December 31, 1997 and
1996:
                                                                                   1997                1996
                                                                                   ----                ----

           Covenants not to compete                                         $      118,494            102,022
           Goodwill                                                              2,204,944          2,036,563
           Insurance expirations                                                 2,657,399          2,135,098
           Purchase premium                                                        403,446            348,938
                                                                             -------------       ------------
                    Total cost                                                   5,384,283          4,622,621

           Less accumulated amortization                                         1,489,327          1,158,807
                                                                             -------------          ---------

           Intangible assets, net                                           $    3,894,956          3,463,814
                                                                             =============          =========

       The majority of the intangibles were acquired by the Company in connection with its acquisition of Thaxton Insurance. Amortization expense was approximately $341,000 and $236,000 in 1997 and 1996, respectively.

(6)    Leases
       ------
       The Company conducts all of its operations from leased facilities. It is expected that in the normal course of business, leases that expire will be renewed at the Company's option or replaced by other leases or acquisitions of other properties. Total rental expense was approximately $662,000 in 1997 and $304,000 in 1996. The future minimum lease payments under noncancelable operating leases as of December 31, 1997, are as follows:

           1998                                                  $    615,988
           1999                                                       504,750
           2000                                                       237,666
           2001                                                        98,519
           2002                                                        35,908
           Thereafter                                                  16,967
                                                                    -----------

           Total minimum lease payments                          $  1,509,798
                                                                    ===========

       Four of the office buildings in which the Company conducts business are owned by related parties. These premises are leased to the Company for a total monthly rental rate of $4,350.

(7)    Notes Payable
       -------------


       At December 31, 1997 and 1996, notes payable consist of the following:
                                                                                     1997                1996
                                                                                     ----                ----
           Note payable to insurance company maturing in May, 1998 and bearing
                interest at prime plus 2% and is reset quarterly                     $      -           500,000

           Note payable to insurance company payable within sixty days after written demand by the lender.  The note bears interest at prime
                plus 2% and is reset monthly                                          250,000            250,000

           Lines of credit                                                         46,695,000         42,615,947

           Note payable to finance company due in monthly installments of
                $9,091 through July, 2003 including interest at 8.99%. This note
                is secured by an aircraft purchased with the funds                    477,545            540,600

                                       33




(7)    Notes Payable, Continued
       ------------------------

                                                                                     1997                    1996
                                                                                     ----                     ----
           Note payable to insurance agency due annually on July 1 in installments of $78,022 through July 1997, including interest at a rate of 9% and secured by agency purchased with funds and
                various individual stockholders' assets                           $        -                 71,578

           Note payable to individual due annually on January 1 in installments of $23,496 through January 2001, including interest at a rate of
                8% and secured by agency purchased with funds and various
                individual stockholders' assets                                        77,823                 93,814

           Note payable to individual due annually on June 1 in installments of $40,000 through June 1998, including interest at a rate of 7% and secured by stock purchased with funds and various individual stockholders' assets 37,383 72,321

           Note payable to individual due on January 1, 1997 plus interest at a rate of 7%.  Secured by agency purchased with funds and
                various individual stockholders' assets                                      -                60,000

           Note payable to individual due in monthly installments of $3,607 through January 1999, including interest at a rate of 6% and secured by agency purchased with funds and various individual
                stockholders' assets                                                    39,533                 79,012

           Note payable to individual due in monthly installments of $9,478,
                through March 2001, including interest at a rate of 6%                 333,205                423,449

           Notes payable to individuals with varying maturity dates and
               rates ranging from 51/4% - 12%                                        4,175,935              2,382,783
                                                                                   -----------            -----------


                                                                                 $  52,086,424             47,089,504

                                                                                   ===========            ===========


    A schedule of maturities of long-term debt is as follows:

           Year Ending
           December 31,                                                Amount
           ------------                                                ------
                1998     $                                        2,379,185
                1999                                             48,345,692
                2000                                                738,490
                2001                                                190,959
                2002                                                332,216
                Thereafter                                           99,882
                                                                 --------------

                Total                                    $       52,086,424
                                                              =================

(7) Notes Payable, Continued
    ------------------------
At December 31, 1997, the Company maintained a line of credit agreement with a commercial finance company for $100 million, maturing on August 31, 1999. At December 31, 1997, the Company's net finance receivables would have allowed it to borrow an additional $4.4 million against existing collateral. The outstanding balance under this line of credit was $46,695,000 at December 31, 1997. There are six tranches under this agreement, Tranche A, B, C, D, E and F. The total line of credit, amount of credit line available at December 31, 1997, and interest rate for each Tranche is summarized below:

         Tranche A: $100,000,000; $54,986,500; 9.5% (Lender's prime rate + 1%)
         Tranche B: $ 10,000,000; $10,000,000; 13.5% (Lender's prime rate + 5%)
         Tranche C: $ 5,000,000; $ 4,779,000; 9.5% (Lender's prime rate + 1%)
         Tranche D: $ 10,000,000; $ 8,539,500; 10.5% (Lender's prime rate + 2%)
         Tranche E: $ 7,000,000; $ 7,000,000; 13.5% (Lender's prime rate + 5%)
         Tranche F: $ 25,000,000; $25,000,000; 9.5% (Lender's prime rate + 1%)

The borrowing availability under certain Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $53 million total potential borrowing capacity as of December 31, 1997.

The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements which may be amended from time to time. Also, the Company may pay dividends up to 25% of the current year's net income. As of December 31, 1997, the Company met all such ratios and requirements or obtained waivers for any instances of non-compliance.


(8)    Notes Payable to Affiliates
       ---------------------------
The Company had notes payable to affiliates of approximately $1,015,000 at December 31, 1997 and $744,000 at December 31, 1996. During 1996, 340,000 shares of Preferred Stock B of Thaxton Insurance Group were converted to $340,000 of notes payable.

(9)    Benefits
       --------
In 1995 the Board of Directors of the Company adopted the Thaxton Group, Inc. 1995 Stock Incentive Plan (the "Incentive Plan"), under which 620,000 shares of common stock were available for grants to key employees of the Company. Awards under the Incentive Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance awards and other common stock and common stock-based awards. Stock options granted under the Incentive Plan may be either incentive stock options or non-qualified stock options. During 1996, the Company granted 20,000 options to employees under the Incentive Plan at an exercise price of $9.00 per share. The options vest and become exercisable in installments of 20% of the shares on each of the first, second, third, fourth, and fifth anniversary dates of the grant. Options to purchase 4,000 shares were exercisable at December 31, 1997. All options granted in 1996 have a contractual maturity of ten years. The grant date fair value of options granted during 1996 was $3.90 per share as determined by using the Black-Scholes option pricing model with the following assumptions: (1) risk-free interest rate of 6.25%; (2) expected life of 5 years; (3) expected volatility of 10.40%; and
(4) no expected dividends. These options were immaterial to the proforma net income or earnings per share in 1997 and 1996.

         -------------------

Under the Incentive Plan, the Company granted a restricted stock award of 100,000 shares of common stock to an executive officer of the Company. The stock award became effective December 29, 1995 ("Vesting Date") with 10,000 shares vesting at that time. The remaining shares become vested at the rate of 10,000 shares per year on the first through the ninth anniversaries of the Vesting Date only if the executive officer is employed by the Company on the applicable anniversary date. The Company will record compensation expense over the vesting period based on the market value at the date of grant. In 1997, the amount to be vested during 1997 was forfeited by the employee. This is reflected as a reduction in additional paid-in capital capital and deferred stock award in the statement of stockholders' equity.

         During 1995 the Board of Directors of the Company also adopted the Thaxton Group, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which 100,000 shares of common stock are available for purchase by substantially all employees. The Stock Purchase Plan enables eligible employees of the Company, through payroll deductions, to purchase at twelve-month intervals specified in the Stock Purchase Plan, shares of common stock at a 15% discount from the lower of the fair market value of the common stock on the first day or the last day of the year. The Stock Purchase Plan allows for employee contributions up to 3% of the participant's annual compensation and limits the aggregate fair value of common stock that may be purchased by a participant during any calendar year to $25,000. As of December 31, 1997, 797 shares were purchased under this Stock Purchase Plan.


(10)     Income Taxes
         ------------
Income tax expense consists of the following:
                                                                Current           Deferred            Total
                                                                -------           --------            -----
              1997:
                  Federal                                    $    (727,994)          6,364           (721,630)
                  State                                             (2,405)            341             (2,064)
                                                              -------------     ----------      --------------

                                                             $    (730,399)          6,705           (723,694)
                                                              =============     ==========      ==============

              1996:
                  Federal                                          234,067         (22,487)           211,580
                  State                                             39,272          (4,228)            35,044
                                                              ------------      ----------      -------------

                                                             $     273,339         (26,715)           246,624
                                                              ============      ==========      =============



A reconciliation of the Company's income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to net income before income taxes is as follows:

                                                                                   1997              1996
                                                                                   ----              ----

              Statutory rate applied to net income before taxes                $  (758,209)           214,475
              Increase (decrease) in income resulting from:
                  Goodwill amortization                                             43,909             50,809
                  TRL nontaxable income                                           (109,847)           (79,132)
                  State taxes, less related federal benefit                        (83,045)            23,129
                  Valuation allowance adjustment                                    81,283              -
                  Other                                                            102,215             37,343
                                                                                ----------      -------------

              Income taxes                                                     $  (723,694)           246,624
                                                                                ===========     =============



       -----------------------
The effective tax rate was (32.5%) and 39.1% for the years ended December 31, 1997 and 1996, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) at December 31, 1997 and 1996 are presented below:

                                                                                 1997                1996
                                                                                 ----                ----
              Deferred tax assets:
                  Loan loss reserves                                       $     984,280             872,213
                  State net operating loss carryforwards                          81,283                   -
                  Unearned interest and fees                                       -                  28,856
                  Other                                                          100,454              34,016
                                                                             -----------         -----------
                  Total gross deferred tax assets                              1,166,017             935,085
                                                                             -----------         -----------
                  Less valuation allowance                                       (81,283)              -
                                                                             ------------        -----------
                  Net deferred tax assets                                      1,084,734             935,085
                                                                             -----------         -----------

              Deferred tax (liabilities)
                  Prepaid insurance                                             (209,799)           (300,525)
                  Depreciable basis of fixed assets                             (139,417)            (92,144)
                  Deferred loan costs                                           (250,279)            (88,232)
                  Intangible Assets                                             (232,115)           (146,667)
                  Other                                                          (15,124)             (4,705)
                                                                             ------------        ------------
                  Total gross deferred tax liability                            (846,734)           (632,273)
                                                                             -----------         -----------

                  Net deferred tax asset                                   $     238,000             302,812
                                                                             ===========         ===========


The Company recorded deferred tax liabilities of $58,107 related to its 1997 acquisition of Auto-Cycle Insurance Agency, Inc. The balance of the change in the net deferred tax asset, net of the change in the valuation allowance, is reflected as a deferred income tax expense in the accompanying consolidated statements of income.

There was no valuation allowance for deferred tax assets as of January 1, 1996. The change in the valuation allowance for 1997 and 1996 was an increase of $81,283 and $0, respectively. The valuation allowance relates to certain state net operating loss carryforwards. It is management's opinion that realization of the net deferred tax asset is more likely than not based upon the Company's history of taxable income and estimates of future taxable income. The Company's income tax returns for 1994 and subsequent years are subject to review by taxing authorities.


 (11)     Preferred Stock
          ---------------
The Company issued three series of preferred stock during 1997. 400,000 shares of 7.5% cumulative redeemable convertible Series A preferred stock were authorized, and 178,014 were issued in a December 1997 public offering to existing shareholders. The terms of the offering included the conversion of one share of common stock plus $10 for two shares of Series A preferred stock. For a five year conversion period commencing January 1, 1998, each share of preferred stock can be converted into one share of common stock. The Company may redeem all or a portion of the outstanding shares of Series A stock at any time after December 31, 1999, for $15 per share.

In December 1997, the Company, through a private placement, issued 27,076 shares of 7.5% cumulative redeemable convertible Series B preferred stock. The terms of this transaction involved the exchange of one share of common stock for one share of preferred stock. For a five year conversion period commencing January 1, 1998, each share of preferred stock can be converted into one share of common stock. The Company may redeem all or a portion of the outstanding shares of Series B stock at any time after December 31, 1999, for $15 per share.

In December, 1997, the Company converted a $500,000 subordinated note held by one corporate investor into 50,000 shares of Series C cumulative redeemable convertible preferred stock. The annual dividends attributable to this series are $1 per share through December 31, 2000, and $1.80 per share, per annum, thereafter. Each share of preferred stock can be converted into one share of common stock after January 1, 1998. The Company may redeem all or a portion of the outstanding shares of Series C stock at any time after December 31, 2000, for $10 per share.




(12)    Earnings Per Share Information
        ------------------------------
The Company has adopted the provisions of SFAS 128, "Earnings per Share"
("EPS"), for the year ended December 31, 1997. The presentation of primary and fully diluted EPS has been replaced with a presentation of basic and diluted
EPS. Prior period EPS data has been restated to reflect the adoption of SFAS
128.

The following is a summary of the earnings per share calculation for the years ended December 31, 1997 and 1996:

                                                                          1997                  1996
                                                                          ----                  ----
 BASIC
 Net income (loss)                                               $       (1,506,333)              384,184

 Less:  Dividends on preferred stock
                                                                              4,167                25,500
                                                               --------------------------------------------
 Net income applicable to common shareholders (numerator)                (1,510,500)              358,684

                                                               --------------------------------------------

 Average common shares outstanding (denominator)                           3,913,083            3,830,472

                                                               --------------------------------------------

 Earnings (loss) per share -- basic                              $         (0.39)                   0.09
                                                               ============================================

 DILUTED
 Net income (loss)                                               $    (1,506,333)                384,184

 Less:  Dividends on preferred stock                                       4,167                  25,500
                                                               --------------------------------------------
 Net income applicable to common shareholders (numerator)             (1,510,500)                358,684
                                                               --------------------------------------------

 Average common shares outstanding                                     3,913,083               3,830,472


 Dilutive common stock assumed converted                                     234                       -
                                                               --------------------------------------------
 Average diluted shares outstanding (denominator)                      3,913,317               3,830,472
                                                               --------------------------------------------

 Earnings (loss) per share -- diluted                            $         (0.39)                   0.09
                                                               ============================================


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






                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(A) OF THE
            EXCHANGE ACT

      The Company's directors and executive officers and their ages as of March
11, 1998 were as follows:

       NAME                             AGE                  POSITION
       ----                             ---                  --------

James D. Thaxton .....................   51                  Chairman of the Board, President and Chief
                                                             Executive Officer

Robert L. Wilson......................   57                  Executive Vice President, Chief
                                                             Operating Officer and Director

Allan F. Ross.........................   49                  Vice President, Chief Financial Officer,
                                                             Treasurer, Secretary and Director

C. L. Thaxton, Sr.....................   74                  Director

Jack W. Robinson*.....................   67                  Director

Perry L. Mungo*.......................   60                  Director



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

        ALLAN F. ROSS joined the Company in March 1997, and has served as Vice President and Corporate Controller since April, 1997, and as a Director, Secretary, Treasurer and Chief Financial Officer since February 1998. From 1989 to 1997, Mr. Ross was the managing partner of a CPA and consulting practice. From 1978 to 1989, Mr. Ross was Vice President and Financial Controls Director of Barclays American Corporation. From 1974 to 1978, Mr. Ross was a practicing CPA with Arthur Andersen & Company, and with Deloitte and Touche, LLP. He is a certified public accountant.

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

      All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The Company's executive officers are appointed by and serve at the discretion of the Board.

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

ITEM 10. EXECUTIVE COMPENSATION

     The table below shows the compensation paid or accrued by the Company, for the year ended December 31, 1997, to or for the account of the Chief Executive Officer and its only other executive officer whose total salary and bonus exceeded $100,000 during 1997 (together, the "Named Executive Officers").



                           SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                                                              COMPENSATION
                                                                 ANNUAL COMPENSATION          ------------
                                                                 -------------------             AWARDS
                                                                                                 ------
                                                                                               RESTRICTED
NAME AND PRINCIPLE POSITION                      YEAR        SALARY               BONUS        STOCK AWARD
                                                              ($)                  ($)             ($)
                                                             --------           -------        -----------
James D. Thaxton, President                     1997          113,600            40,704         --
and Chief Executive Officer                     1996           83,908            66,037         --
                                                1995           74,513            10,100         --

Robert L. Wilson, Executive                     1997          125,000           133,106         --
Vice President                                  1996          131,507           127,747         --
                                                1995          123,076            32,985        900,000(1)



(1) Upon the closing of the Company's initial public offering on December 29, 1995, Mr. Wilson was awarded 100,000 shares of restricted common stock. Subject to his continued employment by the Company, the award will vest in ten annual installments which commenced on the date of the grant. At December 31, 1997, 20,000 shares had vested, 10,000 shares had been voluntarily forfeited by Mr. Wilson, and 70,000 shares of the award remained subject to restriction and, not withstanding such restriction, had a market value of $612,500 on that date. Mr. Wilson is entitled to vote and receive dividends on restricted shares.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of the common stock at March 25, 1998 by: (i) the only person who is the beneficial owner of more than five percent of the outstanding common stock; (ii) each director; and (iii) directors and officers of the
Company as a group.


                                    NUMBER OF SHARES AND
                                     NATURE OF BENEFICIAL  PERCENTAGE OF COMMON
 NAME OF BENEFICIAL OWNER               OWNERSHIP          STOCK OUTSTANDING(1)
-------------------------             -----------------   ---------------------

James D. Thaxton                      3,233,000(2)                  81.7%
Robert L. Wilson                         90,000                      2.3%
C. L. Thaxton, Sr.                       15,555(3)                    *
Jack W. Robinson                         85,477(4)                   2.2%
Perry L. Mungo                           29,000                       *
Directors and officers                3,453,032                     87.2%
as a group(5)


-------------------------------
(1)   An asterisk (*) indicates less than one percent
(2) Includes 1,112,828 shares held by a family limited partnership as to which Mr. Thaxton shares voting and investment power.
(3)   Includes 15,222 shares held of record by Mr. Thaxton's spouse, Katherine
      D. Thaxton, as to which Mr. Thaxton shares voting and investment power.
(4) Includes 4,150 shares held of record by Mr. Robinson's spouse, Kathryn H. Robinson, as to which Mr. Robinson shares voting and investment power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Issuance of Series B Preferred Stock

     On December 31, 1997, Jack W. Robinson, a director of the Company, exchanged 27,076 shares of common stock for an equal number of shares of the Company's Series B Preferred Stock. Holders of Series B Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends on a pro rata basis in additional shares of Series P Preferred Stock at the annual rate of 0.075 shares per outstanding share of Series B Preferred Stock. The Board of Directors may elect to declare and pay dividends on Series B Preferred Stock in cash. Dividends on the Series B Preferred Stock are cumulative. With respect to liquidation preferences, the Series B Stock is pari pasu with the Company's Series A Preferred Stock and senior to its common stock. Through December 31, 2002, each share of Series B Preferred
Stock is convertible, at the option of the holder, into one share of common stock. The Company may redeem all or a portion of the Series B Preferred Stock at any time after December 31, 1999 for $15 per share. Holders of Series B Preferred Stock have no voting rights.

ACQUISITION OF THAXTON INSURANCE GROUP, INC.

      On October 31, 1996, the Company acquired Thaxton Insurance by exchanging 300,000 shares of common stock in a private placement for all outstanding shares of capital stock of Thaxton Insurance. Pursuant to this acquisition, the Company acquired all of the property, plant and equipment of Thaxton Insurance, which operated 19 independent insurance agencies in North and South Carolina at the time of the acquisition. The number of shares issued in the transaction was determined based upon a multiple of gross commissions collected by TIG during the twelve month period ended December 31, 1995 which were approximately $3.7 million, and the market value of the Company's shares issued in this transaction, taking into account the transferability restrictions applicable thereto.

      The shares were acquired from James D. Thaxton, William H. Thaxton, and Calvin L. Thaxton, Jr. James D. Thaxton is an executive officer, director and majority shareholder of the Company. William H. and Calvin L. Thaxton are James
D. Thaxton's brothers.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

3.1      Amended and Restated Articles of Incorporation of The Thaxton Group,
         Inc. (1)
3.2      Bylaws of the Thaxton Group, Inc. (1)
4.1 Form of Indenture, dated as of February 17, 1998, between the Company and The Bank of New York, as Trustee (7)
4.2      Form of Subordinated Daily Note (included as Exhibit A to Form of
         Indenture)
4.3 Form of Subordinated One Month Note (included as Exhibit B to Form of Indenture)
4.4 Form of Subordinated Term Note for 6, 12, 36 and 60 Month Notes (included as Exhibit C to Form of Indenture)
4.5 Certificate of Designation, Preferences, and Rights of the Series A Preferred Stock (6)
4.6 Certificate of Designation, Preferences, and Rights of the Series B Preferred Stock (6)
4.7 Certificate of Designation, Preferences, and Rights of the Series C Preferred Stock
10.2 Note Exchange Agreement, dated December 1, 1997, between the American Bankers Insurance Company of Florida and the Company
10.3 Security Agreement dated January 19, 1995 between the Company and Oakland Auto Sales, including Guaranty by Thaxton Insurance Group, Inc.
         (1)
10.4     Form of Restricted Stock Award between the Company and Robert L Wilson
         (1)
10.5     The Thaxton Group, Inc. 1995 Stock Incentive Plan (1)
10.6     The Thaxton Group, Inc. Employee Stock Purchase Plan (1)
10.10 Incentive Stock Option Agreement between James A. Cantley and the Company (2)
10.11 Loan Agreement dated March 18, 1996 between the American Bankers Insurance Company of Florida and the Company (2)
10.12 Aircraft Sales Agreement between Corporate Aircraft Marketing and The Company dated July 16, 1996 (3)
10.13 Share Exchange Agreement by and among The Thaxton Group, Inc., Thaxton Insurance Group, Inc., James D. Thaxton, William H. Thaxton and Calvin
         L. Thaxton, Jr. (4)
10.14 Form of Stock Purchase Agreement by and between the Company and Jack W. Robinson (6)
10.15 First Amended and Restated Loan and Security Agreement dated September 3, 1997 between Finova Capital Corporation and the Company (6)
10.16    Schedule to First Amended and Restated Loan and Security Agreement (6)
22       Subsidiaries of The Thaxton Group, Inc.
27.1     Financial Data Schedule
27.2     Financial Data Schedule
-----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-97130-A.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.
(4) Incorporated by reference the Company's Current Report on Form 8-K dated October 31, 1996.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.
(6) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-28719
(7) Incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 333-42623


(B) REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed during the fourth quarter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE THAXTON GROUP, INC.
                               ------------------------
                                     (Registrant)

Date: April 13, 1998          By:/s/ ALLAN F. ROSS
                                  -----------------
                                  Allan F. Ross
                                  Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                              CAPACITY                                            DATE

/s/ JAMES D. THAXTON                            President, Chief Executive Officer                April 13, 1998
--------------------                              and Chairman of the Board of Directors
James D. Thaxton

/s/ ALLAN F. ROSS                             Vice President, Chief                               April 13, 1998
------------------
Allan F. Ross                                 Financial Officer (Principle Accounting
                                              and Financial Officer) and Director

/s/ ROBERT L. WILSON                             Executive Vice President and Director            April 13, 1998
--------------------
Robert L. Wilson


/s/ C. L. THAXTON, SR.                            Director                                        April 13, 1998
----------------------
C. L. Thaxton, Sr.


/s/ JACK W. ROBINSON                            Director                                          April 13, 1998
--------------------
Jack W. Robinson


/s/ PERRY L. MUNGO                               Director                                          April 13, 1998
------------------
Perry L. Mungo


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy statement has been sent to security holders. An annual report will be furnished to security holders subsequent to the filing of the annual report on this Form.