Form 10QSB
period 1998-03-31
THAXTON GROUP INC
filed 1998-05-15
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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


              1524 PAGELAND HIGHWAY, LANCASTER SOUTH CAROLINA 29270
                    (Address of principal executive offices)

                     Issuers telephone number: 803-285-4337


Indicate by check mark whether the issuer (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes   X   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                                            OUTSTANDING AT
       CLASS                                                APRIL 30, 1998
   COMMON STOCK                                                3,782,077

                             THE THAXTON GROUP, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                                    PAGE NO.

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheet at March 31, 1998 and                      3
                  December 31, 1997

                  Consolidated Statements of Income for the three months
                  ended March 31, 1998 and 1997                                         4

                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 1998 and 1997                                         5

                  Notes to Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of Financial Condition           9
                  and Results of Operations

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                      15



PART I

ITEM 1.  FINANCIAL STATEMENTS


                             THE THAXTON GROUP, INC.
                           Consolidated Balance Sheets


                                                                                 March 31,         December 31,
                                                                                  1998                1997
Assets                                                                        (Unaudited)
------
Cash                                                                        $     1,037,606          1,162,793
Finance receivables, net                                                         45,935,029         48,662,228
Premises and equipment, net                                                       1,939,093          2,003,787
Accounts receivable                                                               1,206,739          1,616,570
Repossessed automobiles                                                             656,703            744,030
Goodwill and other intangible assets                                              3,813,856          3,894,956
Other assets                                                                      3,410,339          2,881,308
                                                                                -----------     --------------
     Total assets                                                                57,999,365         60,965,672
                                                                                ===========       ============

Liabilities and Stockholders' Equity
Liabilities

Accrued interest payable                                                            379,673            420,863
Notes payable                                                                    48,094,600         51,071,066
Notes payable to affiliates                                                       1,029,271          1,015,358
Accounts payable                                                                  1,478,696          1,357,739
Employee savings plan                                                               984,049          1,045,533
Other liabilities                                                                   458,211             85,796
                                                                                -----------   ----------------
     Total liabilities                                                           52,424,500         54,996,355
                                                                                -----------       ------------

Stockholders' Equity

Preferred Stock $ .01 par value,
Series A:  400,000 shares authorized,
178,014 shares issued and outstanding                                                 1,780              1,780
Series B:  27,076 shares authorized, issued and
  outstanding                                                                           271                271
Series C: 50,000 shares authorized, issued and
  outstanding in                                                                        500                500

Common stock, $ .01 par value; authorized 50,000,000 shares, issued and outstanding 3,783,000 shares at March 31,1998, 3,795,600
     shares at December 31, 1997                                                     37,830             37,956
Additional paid-in-capital                                                        4,306,620          4,521,354
Deferred stock award                                                               (540,000)          (630,000)
Retained earnings                                                                 1,767,864          2,037,456
                                                                                   --------       ------------

     Total stockholders' equity                                                   5,574,865          5,969,317
                                                                                -----------       ------------

     Total liabilities and stockholders' equity                                $ 57,999,365         60,965,672
                                                                                ===========       ============


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                  Consolidated Statements of Income (Unaudited)



                                                                                  Three Months Ended March 31
                                                                                    1998               1997
                                                                                    ----               ----
Interest and fee income                                                          $3,681,892          3,519,211
Interest expense                                                                  1,077,415          1,148,796
                                                                                -----------       ------------
     Net interest income                                                          2,604,477          2,370,415
Provision for credit losses                                                       1,033,454            729,767
                                                                                -----------       ------------

Net interest income after provision for credit losses                             1,571,023          1,640,648
Other income:
     Insurance premiums and commissions, net                                      1,384,552          1,207,657
     Other income                                                                   224,483            448,862
                                                                                -----------       ------------
     Total other income                                                           1,609,035          1,656,519
                                                                                -----------       ------------
Operating expenses:
     Compensation and employee benefits                                           1,789,355          1,425,474
     Telephone, postage, and supplies                                               387,289            317,275
     Net occupancy                                                                  356,996            355,534
     Reinsurance claims expense                                                      68,109            123,655
     Insurance                                                                       65,844             56,961
     Collection expense                                                              37,242             43,311
     Travel                                                                          32,885             32,407
     Professional fees                                                               31,620             37,470
     Other                                                                          729,746            422,111
                                                                                -----------       ------------
     Total operating expenses                                                     3,499,086          2,814,198
                                                                                -----------       ------------

Income (loss) before income tax expense                                            (319,028)           482,969
Income tax expense (benefit)                                                       (103,684)           168,693
                                                                                ------------      ------------

     Net income (loss)                                                         $   (215,344)           314,276
                                                                                ============      ============

     Dividends on preferred stock                                              $     54,248             -
                                                                                ===========       ============

     Net income (loss) applicable to common shareholders                       $   (269,592)           314,276
                                                                                ============      ============

     Net income (loss) per common share  -- basic                              $      (0.07)              0.08
                                                                                ============      ============

     Net income (loss) per common share  -- diluted                            $      (0.05)              0.08
                                                                                ============      ============

     Weighted average shares outstanding -- basic                                 3,792,709          3,929,281
                                                                                ===========       ============

     Weighted average shares outstanding -- diluted                               4,047,799          3,929,281
                                                                                ===========       ============


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                   Three months ended March 31, 1998 and 1997


                                                                                    1998                1997

Cash flows from operating activities                                             $1,370,184            881,729
Cash flows from investing activities                                              1,646,290         (2,883,165)
Cash flows from financing activities                                             (3,141,661)         1,535,849

Net increase (decrease) in cash                                                    (125,187)          (465,587)

Cash  at beginning of period                                                      1,162,793            421,465

Cash at end of Period                                                             1,037,606            (44,122)


                             THE THAXTON GROUP, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                             March 31, 1998 and 1997


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina and operates branches in South Carolina, North Carolina, Georgia, Virginia and Tennessee. The Company is a diversified consumer finance company that is engaged primarily in purchasing and servicing retail installment contracts purchased from independent used car dealers and making and servicing personal loans to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies operated by the Company's subsidiary, Thaxton Insurance Group, Inc. ("Thaxton Insurance"). The Company provides reinsurance through a wholly owned subsidiary, TICO Reinsurance, Ltd. ("TRL"). Through a wholly owned subsidiary, CFT Financial Corporation, the Company is also engaged in mortgage banking, originating mortgage loans to individuals. The Company sells substantially all mortgage loans it originates to independent third parties. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Information with respect to March 31, 1998 and 1997, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of results to be expected for the entire fiscal year.

Effective January 1, 1998, the Company adopted the provisions of SFAS Number 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of this Statement will not change total shareholders' equity as previously reported. The Company's adoption of this Statement had no effect on the presentation of income in the Company's financial statements for the quarters ending March 31, 1998 and 1997.

(2) Finance Receivables

Finance receivables consist of the following at March 31, 1998 and December 31,1997:

                                                                             March 31,           December 31,
                                                                                1998                 1997

           Automobile Sales Contracts                                    $    43,732,737           48,098,657
           Direct Loans                                                       15,134,876           15,449,004
           Premium Finance Contracts                                           4,203,857            4,010,608
                                                                          --------------       --------------
                Total finance receivables                                     63,071,470           67,558,269

           Unearned interest                                                 (11,621,312)         (12,902,552)
           Unearned insurance premiums, net                                       (1,236)            (155,514)
           Bulk purchase discount                                               (111,561)            (359,945)
           Dealer hold back                                                     (640,532)            (668,630)
           Allowance for credit losses                                        (4,761,800)          (4,809,400)
                                                                          --------------       --------------
           Finance receivables, net                                      $    45,935,029           48,662,228
                                                                          ==============       ==============


       Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $5,417,000 and $112,000, respectively, at March 31, 1998 and approximately $8,328,000 and $360,000, respectively, at December 31, 1997.

       With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $30,438,000 and $641,000, respectively, at March 31, 1998 and approximately $31,593,000 and $669,000, respectively, at December 31, 1997.

       At March 31, 1998, there were no significant concentrations of receivables in any type of property or to one borrower.

       These receivables are pledged as collateral for a line of credit agreement (see note 3).

       Changes in the allowance for credit losses for the three months ended March 31, 1998 and 1997 are as follows:

                                                                                  1998                 1997
                                                                                  ----                 ----
           Beginning balance                                             $      4,809,400            2,195,000
           Provision for credit losses                                          1,033,454              729,766
           Charge-offs                                                         (1,124,547)            (688,489)
           Recoveries                                                              43,493               48,780
                                                                           --------------      ---------------
           Net charge-offs                                                     (1,081,054)            (639,709)
                                                                           ---------------     ---------------
           Ending balance                                                $      4,761,800            2,285,057
                                                                           ==============      ===============

       The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(3) Notes Payable

At March 31, 1998, the Company maintained a line of credit agreement with a commercial finance company for $100 million, maturing on August 31, 1999 (the "Credit Facility"). At March 31, 1998, the Company's net finance receivables would have allowed it to borrow an additional $6.3 million against existing collateral. The outstanding balance under the Credit Facility was $41,988,000 at March 31, 1998. There are six tranches under this agreement, Tranche A, B, C, D, E and F. The total line of credit, amount of credit line available at March 31, 1998, and interest rate for each Tranche is summarized below:

  Tranche A:  $100,000,000;  $58,178,000;    9.5% (Lender's prime rate + 1%)
  Tranche B:  $ 10,000,000;  $10,000,000;   13.5% (Lender's prime rate + 5%)
  Tranche C:  $  5,000,000;  $ 4,834,000;    9.5% (Lender's prime rate + 1%)
  Tranche D:  $ 10,000,000;  $10,000,000;   10.5% (Lender's prime rate + 2%)
  Tranche E:  $  7,000,000;   $7,000,000;   13.5% (Lender's prime rate + 5%)
  Tranche F:  $ 25,000,000;  $25,000,000;    9.5% (Lender's prime rate + 1%)

The borrowing availability under certain Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $58 million total potential borrowing capacity, and actual borrowing capacity of approximately $6.3 million as of March 31, 1998.

The terms of the Credit Facility provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements which may be amended from time to time. Also, the Credit Facility limits the amount of cash dividends the Company may pay up to 25% of the current year's net income. As of March 31, 1998, the Company met all such ratios and requirements under the Credit Facility or obtained waivers for any instances of non-compliance.


(4)    Deferred Stock Award

One of the Company's executive officers has notified the Company that he does not intend to accept 10,000 shares of common stock previously granted under the Company's deferred stock compensation plan which were scheduled to vest on December 30, 1998. Accordingly, no compensation expense related to the vesting of those shares has been recognized for the three months ended March 31, 1998. The common stock, paid-in-capital, and deferred stock award accounts have been adjusted to reflect cancellation of those shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is a diversified consumer financial services company that, operating in Georgia, North Carolina, South Carolina, Tennessee and Virginia under the name "TICO Credit Company," is engaged in purchasing and servicing retail installment contracts ("Automobile Sales Contracts") originated by independent used automobile dealers ("Dealers") and making and servicing personal loans ("Direct Loans") to persons with limited credit histories, low incomes or past credit problems ("Non-prime Borrowers"). Under the name "TICO Premium Finance Company" in North Carolina and South Carolina and "Eagle Premium Finance" in Virginia, the Company finances insurance premiums ("Premium Finance Contracts"), primarily for personal lines of insurance purchased by Non-prime Borrowers through independent agents ("Premium Finance"). The Company also sells through Thaxton Insurance Group, Inc., ("Thaxton Insurance"), on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance, and also sells various insurance products (primarily credit life and credit accident and health) in conjunction with the purchase of Automobile Sales Contracts or the making of Direct Loans. The Company recently formed CFT Financial Corp., a mortgage banking firm, and began originating mortgage loans primarily for non-prime borrowers in South Carolina and North Carolina.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

      Finance Receivables at March 31, 1998 were $63,071,470 versus $64,984,733 at March 31, 1997, a 3% decrease. The decline is due primarily to a decline in volume associated with the Company's tightened underwriting policies instituted in the third quarter of 1997 designed to reduce credit losses.

      Unearned income at March 31, 1998 was $11,622,548 versus $12,898,136 at March 31, 1997, a 10% decrease which was directly related to the lower receivable level. The provision for credit losses established for the three months ended March 31, 1998 was $1,033,454 versus $729,766 for 1997, and the allowance for credit losses increased from $2,285,057 at March 31, 1997 to $4,761,800 at March 31, 1998. The increase in the provision is due to the Company's strengthening of its allowance for credit losses in response to higher than expected loan losses. The allowance for credit losses as a percentage of Net Finance Receivables increased from 4.39% at March 31, 1997 to 9.26% at March 31, 1998.

      Interest and fee income for the three months ended March 31, 1998 was $3,681,892, versus $3,519,211 for the three months ended March 31, 1997, a 5% increase. This increase is the result of a higher percentage mix of higher yielding direct loan receivables in the portfolio in 1998, as well as greater fee income generated by the Company's mortgage banking business. Interest expense was lower, decreasing to $1,077,415 for the three months ended March 31, 1998 versus $1,148,796 for the three months ended March 31, 1997, a 6% decrease, due to a lower level of borrowings. As a result of the higher interest and fee income and lower interest expense, net interest income for the three months ended March 31, 1998 increased to $2,604,477 from $2,370,415 for the comparable period of 1997, a 10% increase.

      Insurance commissions net of insurance cost increased to $1,384,552 for the three months ended March 31, 1998 from $1,207,657 for 1997, due to a higher penetration rate for the product. Other income decreased from $448,862 at March 31, 1997 to $224,483 at March 31, 1998 due to a timing difference in the recognition of insurance profit sharing payments from the Company's carriers.

      Operating expenses increased from $2,814,198 for the three months ended March 31, 1997 to $3,499,086 for 1998, a 24% increase. The increase in expenses was due to additional expenses incurred as a result of a larger branch network and increased home office expenses associated primarily with the Company's mortgage banking business.

      As a result of the above, the Company incurred a $215,344 loss for the three months ended March 31, 1998, versus net income of $314,276 for 1997.

      Stockholders' equity decreased from $ 5,969,317 at December 31, 1997 to $5,574,865 at March 31, 1998, a 6.6% decrease, as a result of a reduction in retained earnings from after tax losses during the period combined with preferred stock dividends paid and legal expenses associated with preferred stock offerings.

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

 The following table sets forth the Company's allowance for credit losses at March 31, 1998, and 1997 and the credit loss experience over the periods presented.

                                                                      At or for the Three Months Ended March 31,
                                                                         1998                      1997
 Net finance receivables(1)                                         $51,448,922                $52,086,596
 Allowance for credit losses                                          4,761,800                  2,285,057
 Allowance for credit losses as a percentage of  net                      9.26%                      4.39%
 finance receivables (1)
 Dealer reserves and discounts on bulk purchases                       $752,093                 $1,675,048
 Dealer reserves and discounts on bulk purchases as                       2.14%                      4.23%
 percentage of Automobile Sales Contracts at period
 end(2)
                                       11
                                                                      At or for the Three Months Ended March 31,
                                                                         1998                      1997

 Allowance for credit losses and dealer reserves and                     10.72%                      7.60%
 discount on bulk purchases as a percentage of net
 finance receivables (1)
 Provision for credit losses                                         $1,033,454                   $729,767
 Charge-offs (net of recoveries)                                      1,081,054                    639,709
 Charge-offs (net of recoveries) as a percentage of                       8.40%                      5.16%
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

                                                                                      At March 31,
                                                                                   1998             1997
 Dealer reserves and discounts on bulk purchases on Automobile Sales Contracts  $752,093       $1,675,048
 Allowance for credit losses:                                                  4,534,816        2,069,255
   Direct Loans
   Premium Finance Contracts                                                     226,984          215,802
                                                                               ---------        ---------
       Subtotal                                                                4,761,800        2,285,057
                                                                               ---------        ---------
       Total                                                                  $5,513,893       $3,960,105
                                                                               =========       ==========

      The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                                                    At March 31,
                                                                              1998               1997
 Automobile Sales Contracts and Direct Loans contractually                 $472,410             $394,144
 past due 90 days or more(1)
 Automobile Sales Contracts and Direct Loans (1)                         46,671,809           47,380,472
 Automobile Sales Contracts and Direct Loans contractually                    1.01%                 .83%
 past due 90 days or more as a percentage of Automobile
 Sales  Contracts and Direct Loans

-------------------------

      (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

      The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                                    At March 31,
                                                             1998                  1997
 Premium finance contracts contractually                  $80,744               $66,208
 past due 60 days or more(1)
 Premium finance contracts outstanding(1)               4,025,020             3,031,076
 Premium finance contracts contractually                    2.01%                 2.18%
 past due 60 days or more as a percentage
 of premium finance contracts

-------------------------------------------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases

LIQUIDITY AND CAPITAL RESOURCES

      The Company generally finances its operations and new offices through cash flow from operations and borrowings under the Credit Facility. See Note (3) to Financial Statements. The Credit Facility is extended by a commercial finance company and consists of six tranches. The primary tranche provides for advances of up to $100 million and the secondary tranches provide for advances from $5 million to $25 million during their respective terms, all of which expire on August 31, 1999, subject to the limitation that advances under each tranche of the Credit Facility may not exceed an amount equal to specified percentages of Net Finance Receivables. As of March 31, 1998, $42 million was outstanding under the Revolving Credit Facility and there was $58 million of potential borrowing capacity and actual borrowing capacity of $6.3 million. The interest rate for borrowings is the prime rate published by Citibank, N.A. (or other money center bank designated by Finova) plus one percent per annum for the primary tranche and ranges from plus one to five percent per annum for the secondary tranches. The Credit Facility agreement, amended on September 3, 1997, provides for a lower fixed percentage over prime for certain secondary tranches than did the previous agreement. The Credit Facility imposes several financial and other covenants, including leverage tests, dividend restrictions, and minimum net worth requirements. The Company does not believe these covenants will materially limit its business activities.


       The Company funds its liquidity and capital requirements from cash from operations and available borrowings under the Revolving Credit Facility. In July 1997, the Company began selling subordinated term notes only to residents of South Carolina, with interest rates ranging from 5.5% to 8.25% per annum (the "SC Term Notes"). Through March 31, 1998, the Company had sold approximately $2.8 million in aggregate principal amount of SC Term Notes. Net proceeds from the sale of the SC Term Notes have been applied to reduce the Company's indebtedness under the Revolving Credit Facility. The offering of SC Term Notes was terminated in late March when the Company registered under the Securities Act of 1993, as amended, an offering of up to $50 million of subordinated term notes and subordinated daily notes, with interest rates ranging from 6.25% to 8.25% per annum, which is expected to continue over a period of up to two years (the "Subordinated Note Program"). No material amount of subordinated notes under the Subordinated Note Program were sold in the quarter ended March 31, 1998.


        The Company believes that cash from operations and borrowings under the Revolving Credit Facility will be sufficient to fund its liquidity and capital requirements through 1998. The Company continues to evaluate opportunities to enhance its operating performance through expansion of certain of its lending activities, and may also pursue attractive acquisitions opportunities. The Company expects to obtain the capital required to pursue such opportunities from cash from operations, the sale of additional equity or debt securities or from credit facilities or other borrowings.

PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)            EXHIBITS

                 Information in response to this item is incorporated by reference from the attached Index to Exhibits.

(B)          REPORTS ON FORM 8-K

             There were no reports on Form 8-K during the quarter ended March 31, 1998.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE THAXTON GROUP, INC.
                                     -----------------------
                                     (Registrant)


Date: May 11, 1998                   /s/JAMES D. THAXTON
                                     -------------------
                                     James D. Thaxton
                                     President and Chief Executive Officer

Date: May 11, 1998                   /s/ALLAN F. ROSS
                                     ----------------
                                     Allan F. Ross
                                     Vice President, Treasurer, Secretary, and
                                     Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                                    DESCRIPTION                                 PAGE NO.

 3.1      Amended and Restated Articles of Incorporation of The Thaxton Group, Inc.(1)        --
 3.2      Bylaws of the Thaxton Group, Inc.(1)                                                --
 4.1      Form of Indenture between the Company and Bank of New York defining rights of Holders of the Company's Subordinated Notes Due 6, 12, 36, and 60 Months
          and Subordinated Daily Notes (2)                                                    --
 4.2      Form of Subordinated Term Note for 6, 12, 36, and 60 Month Notes
 4.3      Form of Subordinated Daily Note
10.1      Amended and Restated Loan and Security Agreement dated March 27, 1995 between       --
          Finova Capital Corporation and the Company(1)
10.2      Loan Agreement dated May 16, 1994 between the American Bankers Insurance            --
          Company of Florida and the Company(1)
10.3      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Thaxton Insurance Group(1)
10.4      Promissory note dated April 1, 1995 payable in the amount of $165,000 to C. L.      --
          Thaxton, Sr. (1)
10.5      Promissory note dated April 1, 1995 payable in the amount of $250,000 to            --
          Katherine D. Thaxton(1)
10.6      Promissory note dated April 1, 1995 payable in the amount of $35,000 to             --
          Katherine D. Thaxton (1)
10.7      Promissory note dated May 1, 1995 payable in the amount of $350,000 to Thaxton      --
          Insurance Group(1)
10.8      Promissory note dated August 21, 1995 payable in the amount of $100,000 to          --
          Katherine D. Thaxton(1)
10.9      Security Agreement dated January 19, 1995 between the Company and Oakland Auto      --
          Sales, including Guaranty by Thaxton Insurance Group, Inc.(1)
10.10     Form of Restricted Stock Award between the Company and Robert L Wilson              --
10.11     The Thaxton Group, Inc. 1995 Stock Incentive Plan(1)                                --
10.12     The Thaxton Group, Inc. Employee Stock Purchase Plan(1)                             --
10.13     Form of Note Conversion Agreement(1)                                                --
10.14     Amended and Restated Schedule to Loan and Security Agreement dated February 23,     --
          1996 between Finova Capital Corporation and the Company(2)
10.15     Incentive Stock Option Agreement between  Kenneth H. James and the Company (2)      --
10.16     Incentive Stock Option Agreement between James A. Cantley and the Company(2)        --
10.17     Loan Agreement dated March 18, 1996 between the American Bankers Insurance          --
          Company of Florida and the Company(2)
10.18     First Amended and Restated to Loan and Security Agreement dated
          September 3, 1997 between Finova Capital Corporation and the Company(3)
10.19     Aircraft Sales Agreement dated July 16, 1996(3)                                     --
10.20     Share Exchange Agreement by and among The Thaxton Group, Inc., Thaxton              --
          Insurance Group, Inc., James D. Thaxton, William H. Thaxton and Calvin L.
          Thaxton, Jr.(4)
10.21     Promissory note payable by the Company to Kramer-Wilson Insurance Services (5)      --
11        Statement re: computation of per share earnings                                      8
27        Financial Data Schedule                                                             21

-----------

(1) Incorporated by reference from Registration Statement on Form SB-2, Commission File No. 33-97130-A
(2) Incorporated by reference from Exhibit 4.1 to Company's Registration Statement on Form SB-2, Commission File No. 333-42623
(3)    Incorporated by reference from 1995 Annual Report on Form 10-KSB
(4) Incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996
(5)    Incorporated by reference from Report on Form 8-K dated October 31, 1996
(6) Incorporated by reference from the Company's Registration Statement on Form S-4, Commission File No. 333-28719