Form 10QSB
period 1998-06-30
THAXTON GROUP INC
filed 1998-08-14
CIK 1001430

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                 FORM 10-QSB


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____


                      Commission file number 33-97130-A

                           THE THAXTON GROUP, INC.
                           -----------------------
                (Name of small business issuer in its charter)


       SOUTH CAROLINA                                          57-0669498
       --------------                                          ----------
(State or other jurisdiction of                   (IRS Employer incorporation or
organization)                                     Identification No.)


              1524 PAGELAND HIGHWAY, LANCASTER SOUTH CAROLINA 29270
              -----------------------------------------------------
                    (Address of principal executive offices)

                    Issuers telephone number: 803-285-4337


Indicate by check mark whether the issuer (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                                       OUTSTANDING AT
             CLASS                                      JULY 31, 1998
             -----                                      -------------
         COMMON STOCK                                     3,751,652

                           THE THAXTON GROUP, INC.

                                 FORM 10-QSB

                                JUNE 30, 1998

                              TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------

PART I FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheet at June 30, 1998 and                 3
               December 31, 1997

               Consolidated Statements of Income for the six months
               ended June 30, 1998 and 1997                                    4

               Consolidated Statements of Income for the three months
               ended June 30, 1998 and 1997                                    5

               Consolidated Statements of Cash Flows for the six months
               ended June 30, 1998 and 1997                                    6

               Notes to Consolidated Financial Statements                      7

       Item 2. Management's Discussion and Analysis of Financial Condition    10
               and Results of Operations

PART II  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                               16

PART I

ITEM 1.  FINANCIAL STATEMENTS


                           THE THAXTON GROUP, INC.
                         Consolidated Balance Sheets


                                                       June 30,   December 31,
                                                         1998        1997
                                                         ----        ----
Assets                                               (Unaudited)
------
Cash                                                $   600,433    1,162,793
Finance receivables, net                             47,456,364   48,662,228
Premises and equipment, net                           1,928,233    2,003,787
Accounts receivable                                   1,208,298    1,616,570
Repossessed automobiles                                 621,282      744,030
Goodwill and other intangible assets                  3,732,908    3,894,956
Other assets                                          3,688,334    2,881,308
                                                    -----------   ----------
   Total assets                                      59,235,852   60,965,672
                                                    ===========   ==========
Liabilities and Stockholders' Equity
Liabilities

Accrued interest payable                                354,754      420,863
Notes payable                                        49,380,503   51,071,066
Notes payable to affiliates                           1,037,935    1,015,358
Accounts payable                                      1,681,685    1,357,739
Employee savings plan                                   973,959    1,045,533
Other liabilities                                       325,241       85,796
                                                    -----------   ----------
   Total liabilities                                 53,754,077   54,996,355

Stockholders' Equity

Preferred Stock $ .01 par value,
Series A:  400,000 shares authorized,
178,014 shares issued and outstanding                     1,780        1,780
Series B:  27,076 shares authorized, issued and
  outstanding                                               271          271
Series C: 50,000 shares authorized, issued and
  outstanding in                                            500          500

Common stock, $ .01 par value; authorized 50,000,000
shares, issued and outstanding 3,780,900 shares at
June 30,1998, 3,780,900 shares at December 31, 1997      37,809       37,956
Additional paid-in-capital                            4,283,919    4,521,354
Deferred stock award                                   (540,000)    (630,000)
Retained earnings                                     1,697,496    2,037,456
                                                    -----------   ----------
   Total stockholders' equity                         5,481,775    5,969,317
                                                    -----------   ----------
   Total liabilities and stockholders' equity       $59,235,852   60,965,672
                                                    ===========   ==========


See accompanying notes to consolidated financial statements.

                           THE THAXTON GROUP, INC.
                Consolidated Statements of Income (Unaudited)


                                                     Six Months Ended June 30
                                                         1998         1997
                                                         ----         ----
Interest and fee income                               $7,521,980   7,768,199
Interest expense                                       2,412,853   2,394,340
                                                      ----------     -------
   Net interest income                                 5,109,127   5,373,859
Provision for credit losses                            1,967,042   1,538,832
                                                      ----------     -------

Net interest income after provision for credit losses  3,142,085   3,835,027

Other income:
   Insurance premiums and commissions, net             2,852,950   2,529,800
   Other income                                          473,133     649,552
                                                      ----------     -------
   Total other income                                  3,326,083   3,179,352
                                                      ----------     -------
Operating expenses:
   Compensation and employee benefits                  3,371,390   3,022,796
   Telephone, postage, and supplies                      830,160     661,505
   Net occupancy                                         810,384     714,864
   Reinsurance claims expense                            126,560     215,956
   Insurance                                              66,340     137,292
   Collection expense                                     79,931      82,393
   Travel                                                 63,405      60,265
   Professional fees                                     114,737      86,407
   Other                                               1,353,050   1,116,989
                                                      ----------     -------
   Total operating expenses                            6,815,957   6,098,467
                                                      ----------     -------

Income (loss) before income tax expense                 (347,789)    915,912
Income tax expense (benefit)                            (113,031)    329,173
                                                      ----------     -------

   Net income (loss)                                  $ (234,758)    586,739
                                                      ==========     =======

   Dividends on preferred stock                       $  105,202           -
                                                      ==========     =======

   Net income (loss) applicable to common shareholders $(339,960)    586,739
                                                      ==========     =======

   Net income (loss) per common share  -- basic      $     (0.09)       0.15
                                                      ==========     =======

   Net income (loss) per common share  -- diluted    $     (0.09)       0.15
                                                      ==========     =======

   Weighted average shares outstanding -- basic        3,787,892   3,927,455
                                                      ==========     =======

   Weighted average shares outstanding -- diluted      3,787,892   3,927,455
                                                      ==========     =======


See accompanying notes to consolidated financial statements.

                           THE THAXTON GROUP, INC.
                Consolidated Statements of Income (Unaudited)


                                                    Three Months Ended June 30
                                                         1998         1997
                                                         ----         ----
Interest and fee income                              $3,840,088    4,248,988
                                                     ----------    ---------
Interest expense                                      1,335,438    1,245,544
   Net interest income                                2,504,650    3,003,444
Provision for credit losses                             933,588      809,065
                                                     ----------    ---------

Net interest income after provision for credit losses 1,571,062    2,194,379

Other income:
   Insurance premiums and commissions, net            1,468,398    1,322,143
   Other income                                         248,650      200,690
                                                     ----------    ---------
   Total other income                                 1,717,048    1,522,833
                                                     ----------    ---------
Operating expenses:
   Compensation and employee benefits                 1,555,698    1,593,322
   Telephone, postage, and supplies                     442,871      344,230
   Net occupancy                                        453,388      359,330
   Reinsurance claims expense                            58,451       92,301
   Insurance                                             26,833       80,331
   Collection expense                                    42,689       39,082
   Travel                                                30,520       27,858
   Professional fees                                     83,117       52,937
   Other                                                623,304      694,878
                                                     ----------    ---------
   Total operating expenses                           3,316,871    3,284,269
                                                     ----------    ---------

Income (loss) before income tax expense                 (28,761)     432,943
Income tax expense (benefit)                             (9,347)     160,480
                                                     ----------    ---------

   Net income (loss)                                 $  (19,414)     272,463
                                                     ==========    =========

   Dividends on preferred stock                      $   50,954            -
                                                     ==========    =========

   Net income (loss) applicable to common
      shareholders                                     $(70,368)     272,463
                                                     ==========    =========

   Net income (loss) per common share  -- basic      $    (0.02)        0.07
                                                     ==========    =========

   Net income (loss) per common share  -- diluted    $    (0.02)        0.07
                                                     ==========    =========

   Weighted average shares outstanding -- basic       3,781,846    3,925,507
                                                     ==========    =========

   Weighted average shares outstanding -- diluted     3,781,846    3,925,507
                                                     ==========    =========

See accompanying notes to consolidated financial statements.

                           THE THAXTON GROUP, INC.
              Consolidated Statements of Cash Flows (Unaudited)
                   Six months ended June 30, 1998 and 1997




                                             1998           1997
                                             ----           ----
Cash flows from operating activities    $ 2,375,535      2,058,723
Cash flows from investing activities     (1,017,125)    (6,855,393)
Cash flows from financing activities     (1,920,770)     5,170,374

Net increase (decrease) in cash            (562,360)       373,704

Cash at beginning of period               1,162,793        421,465

Cash at end of Period                   $   600,433        795,169

                        THE THAXTON GROUP, INC.
         Notes to Consolidated Financial Statements (Unaudited)
                         June 30, 1998 and 1997


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

Information with respect to June 30, 1998 and 1997, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the six months and quarter ended June 30, 1998 are not necessarily indicative of results to be expected for the entire fiscal year.

Effective January 1, 1998, the Company adopted the provisions of SFAS Number 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of this Statement will not change total shareholders' equity as previously reported. The Company's adoption of this Statement had no effect on the presentation of income in the Company's financial statements for the periods ending June 30, 1998 and 1997, as comprehensive income equals net income.

(2)  Finance Receivables

Finance receivables consist of the following at June 30, 1998 and December 31,1997:

                                                    June 30,    December 31,
                                                      1998          1997
                                                  -----------    ----------
        Automobile Sales Contracts                $42,533,244    48,098,657
        Direct Loans                               17,798,070    15,449,004
        Premium Finance Contracts                   4,527,204     4,010,608
        Commercial                                    268,429             0
                                                  -----------    ----------
           Total finance receivables               65,126,947    67,558,269

        Unearned interest                         (11,659,115)  (12,902,552)
        Unearned insurance premiums, net             (117,424)     (155,514)
        Bulk purchase discount                       (462,490)     (359,945)
        Dealer hold back                             (610,954)     (668,630)
        Allowance for credit losses                (4,820,600)   (4,809,400)
                                                  -----------    ----------
        Finance receivables, net                  $47,456,364    48,662,228
                                                  ===========    ==========


     Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $6,121,000 and $462,000, respectively, at June 30, 1998 and approximately $8,328,000 and $360,000, respectively, at December 31, 1997.

     With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $27,671,000 and $611,000, respectively, at June 30, 1998 and approximately $31,593,000 and $669,000, respectively, at December 31, 1997.

     At June 30, 1998, there were no significant concentrations of receivables in any type of property or to one borrower.

     These receivables are pledged as collateral for a line of credit agreement (see note 3).

     Changes in the allowance for credit losses for the six months ended June 30, 1998 and 1997 are as follows:

                                                       1998           1997
                                                       ----           ----
        Beginning balance                        $  4,809,400     2,195,000
        Provision for credit losses                 1,967,042     1,538,832
        Charge-offs                                (2,042,751)   (1,436,203)
        Recoveries                                     86,909        92,441
                                                 -------------   -----------
        Net charge-offs                            (1,955,842)   (1,343,762)
                                                 -------------   -----------
        Ending balance                           $  4,820,600     2,390,070
                                                 ============    ==========

     The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(3)   Notes Payable

At June 30, 1998, the Company maintained a line of credit agreement with a commercial finance company for $100 million, maturing on August 31, 1999. At June 30, 1998, the Company's net finance receivables would have allowed it to borrow an additional $7.6 million against existing collateral. The outstanding balance under this line of credit was $41,533,000 at June 30, 1998. There are six tranches under this agreement, Tranche A, B, C, D, E and F. The total line of credit, amount of credit line available at June 30, 1998, and interest rate for each Tranche is summarized below:

       Tranche A: $100,000,000; $58,608,000; 9.5% (Lender's prime rate + 1%)
       Tranche B: $ 10,000,000; $10,000,000; 13.5% (Lender's prime rate + 5%)
       Tranche C: $ 5,000,000; $ 4,859,000; 9.5% (Lender's prime rate + 1%)
       Tranche D: $ 10,000,000; $10,000,000; 10.5% (Lender's prime rate + 2%)
       Tranche E: $ 7,000,000; $ 7,000,000; 13.5% (Lender's prime rate + 5%)
       Tranche F: $ 25,000,000; $25,000,000; 9.5% (Lender's prime rate + 1%)

The borrowing availability under certain Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $58 million total potential borrowing capacity, and actual borrowing capacity of approximately $7.6 million as of June 30, 1998.

The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements which may be amended from time to time. Also, the Company may pay dividends up to 25% of the current year's net income. As of June 30, 1998, the Company met all such ratios and requirements or obtained waivers for any instances of non-compliance.


(4)  Deferred Stock Award

One of the Company's executive officers has notified the Company that he does not intend to accept 10,000 shares of common stock previously granted under the Company's deferred stock compensation plan which were scheduled to vest on December 30, 1998. Accordingly, no compensation expense related to the vesting of those shares has been recognized for the period ended June 30, 1998. The common stock, paid-in-capital, and deferred stock award accounts have been adjusted to reflect cancellation of those shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is a diversified consumer financial services company that, operating in Georgia, North Carolina, South Carolina, Tennessee and Virginia under the name "TICO Credit Company," is engaged in purchasing and servicing retail installment contracts ("Automobile Sales Contracts") originated by independent used automobile dealers ("Dealers") and making and servicing personal loans ("Direct Loans") to persons with limited credit histories, low incomes or past credit problems ("Non-prime Borrowers"). Under the name "TICO Premium Finance Company" in North Carolina and South Carolina and "Eagle Premium Finance" in Virginia, the Company finances insurance premiums ("Premium Finance Contracts"), primarily for personal lines of insurance purchased by Non-prime Borrowers through independent agents ("Premium Finance"). The Company also sells, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance, and also sells various insurance products (primarily credit life and credit accident and health) in conjunction with the purchase of Automobile Sales Contracts or the making of Direct Loans.

BUSINESS AND GROWTH STRATEGY

      In order to expand its business and improve operating results, the Company intends to continue to pursue a business strategy based on its (i) in-depth understanding of the consumer finance business, (ii) ability to evaluate credit risks associated with the non-prime credit market, (iii) substantial experience with automobile dealers' financing requirements for Non-prime Borrowers, (iv) efficient and effective servicing and collection of its finance receivables, and
(v) diversification into additional financial services activities. The principal components of the Company's business and growth strategy include:

o COMMITMENT TO DIVERSIFICATION -- Unlike many of its competitors who specialize in used automobile finance, the Company is a diversified consumer financial services company and intends to continue to diversify. Although management anticipates that some of the Company's growth over the next 12 to 18 months will be in its portfolio of Automobile Sales Contracts, Direct Loan, Premium Finance Contract origination, and the origination of residential mortgage loans will be emphasized as well. Moreover, management believes the customer base of Thaxton Insurance will continue to provide significant opportunities to cross-sell the Company's various financial products and services. The Company operates finance offices in a number of markets where Thaxton Insurance operates, and in many cases the profile of a Thaxton Insurance customer is similar to that of a Non-prime Borrower. An incentive program that rewards employees who successfully pursue cross-selling opportunities has been in place since 1996. The Company actively seeks to enter other financial services businesses.

o EXPERIENCED MANAGEMENT -- The management team for the Company's lending operations, including its regional supervisors and office managers, possesses extensive experience in consumer finance, most of which has involved lending to Non-prime Borrowers. The Company believes that the retention of this experienced management team is critical to the Company's ability to maintain credit quality, supervise its operations, and further expand its network of finance offices. The management team for the Company's insurance agency activities also has extensive experience in insurance agency operations.

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

PROFITABILITY

      The following table sets forth certain data relating to the Company's profitability.

                                         For the Six Months         For the Three Months
                                            Ended June 30              Ended June 30
                                            -------------              -------------
                                         1998          1997          1998         1997
                                         ----          ----          ----         ----
Average Net Finance Receivables (1)  $51,660,489   $51,035,860   $51,358,505   $52,289,595
Average notes payable                 44,368,573    43,873,630    43,947,486    44,758,058

Interest and fee income                7,520,068     7,740,263     3,838,176     4,039,702
Interest expense (2)                   2,112,561     2,133,916     1,066,160     1,111,725
                                     -----------   -----------   -----------   -----------
Net interest income                    5,407,507     5,606,347     2,772,016     2,927,977
                                     ===========   ===========   ===========   ===========
Average interest rateearned (1)            29.11%        30.33%        29.89%        30.90%
Average  interest rate paid (1)             9.52          9.73          9.70          9.94
Net interest spread                        19.59         20.60         20.19         20.96
                                     ===========   ===========   ===========   ===========
Net interest margin (3)                   20.93%         21.97%        21.59%        22.40%

(1) Averages are computed using month-end balances during the periods presented.
(2)   Excludes TIG interest income and expense.
(3) Net interest margin represents net interest income divided by average Net Finance Receivables.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

      Finance Receivables at June 30, 1998 were $65,126,947 versus $69,672,416 at June 30, 1997, a 7% decrease. The decline is due primarily to a decline in volume associated with the company's tightened underwriting policies instituted in the third quarter of 1997 designed to reduce credit losses.

      Unearned income at June 30, 1998 was $11,776,539 versus $13,877,411 at June 30, 1997, a 15% decrease which was directly related to the lower receivable level. The provision for credit losses established for the six months ended June 30, 1998 was $1,967,042 versus $1,538,832 for 1997, and the allowance for credit losses increased from $2,390,070 at June 30, 1997 to $4,820,600 at June 30, 1998. The increase in the provision is due to the Company's strengthening of its allowance for credit losses in response to higher than expected loan losses. The allowance for credit losses as a percentage of average Net Finance Receivables increased from 4.68% at June 30, 1997 to 9.33% at June 30, 1998.

      Interest and fee income for the six months ended June 30, 1998 was $7,521,980, versus $7,768,199 for the six months ended June 30, 1997, a 3% decrease. This decrease is the result of lower average earning receivables in 1998 due to tightened underwriting established in the third quarter of 1997 and a corresponding increase in the average age of the portfolio. Interest expense increased slightly to $2,412,853 for the six months ended June 30, 1998 versus $2,394,340 for the six months ended June 30, 1997, a 1% increase, the direct result of a slightly higher level of outstandings. As a result of the lower interest and fee income and higher interest expense, net interest income for the six months ended June 30, 1998 decreased to $5,109,127 from $5,373,859 for the comparable period of 1997, a 5% decrease.

      Insurance commissions net of insurance cost increased to $2,852,950 for the six months ended June 30, 1998 from $2,529,800 for 1997, due to a higher penetration rate for the product. Other income decreased from $649,552 at June 30, 1997 to $473,133 at June 30, 1998 due to a timing difference in the recognition of insurance profit sharing payments from the Company's carriers.

      Operating expenses increased from $6,098,467 for the six months ended June 30, 1997 to $6,815,957 for 1998, a 12% increase. The increase in expenses was due to additional expenses incurred as a result of a larger branch network and increased home office expenses associated primarily with the Company's mortgage banking business.

      As a result of the above, the company posted a $234,758 loss for the six months ended June 30, 1998, versus net income of $586,739 for 1997.

      Stockholders' equity decreased from $5,969,317 at December 31, 1997 to $5,481,775 at June 30, 1998, an 8% decrease, as a result of a reduction in retained earnings from after tax losses during the period combined with preferred stock dividends paid and legal expenses associated with the preferred stock offering.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

      Interest and fee income for the three months ended June 30, 1998 was $3,840,088, versus $4,248,988 for the three months ended June 30, 1997, a 10% decrease. This decrease is the result of lower average receivables in 1998 due to tightened underwriting established in the third quarter 1997. Interest expense increased to $1,335,438 for the three months ended June 30, 1998 versus $1,245,544 for the three months ended June 30, 1997, a 7% increase, the direct result of a higher level of borrowings. As a result of the lower interest and fee income and higher interest expense, net interest income for the three months ended June 30, 1998 decreased to $2,504,650 from $3,003,444 for the comparable period of 1997, a 17% decrease.

      Insurance commissions net of insurance cost increased to $1,468,398 for the three months ended June 30, 1998 from $1,322,143 for 1997, due to a higher penetration rate for the product. Other income increased from $200,690 for the three months ended June 30, 1997 to $248,650 for the three months ended June 30, 1998 due to a timing difference in the recognition of insurance profit sharing payments from the Company's carriers.

      Operating expenses increased from $3,284,269 for the three months ended June 30, 1997 to $3,316,871 for 1998, a 1% increase.

      As a result of the above, the company posted a $19,414 loss for the three months ended June 30, 1998, versus net income of $272,463 for 1997.

CREDIT LOSS EXPERIENCE

      Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the expected future losses of principal and interest in the existing finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral, and management's judgment are factors used in assessing the overall adequacy of the allowance and resulting provision for credit losses. The Company's reserve methodology is designed to provide an allowance for credit losses that, at any point in time, is adequate to absorb the charge-offs expected to be generated by the finance receivable portfolio, based on events or losses that have occurred or are known to be inherent in the portfolio. The methodology used by the company utilizes historical charge-off data to predict the charge-offs likely to be generated in the future by the existing finance receivable portfolio. Loss and portfolio history are stratified by office and by type of loan, and reserve requirements are set based upon historical loss factors applied to individual offices as well as the aggregate portfolio. In addition, changes in dealer and bulk purchase reserves are analyzed for each individual dealer or bulk purchase, and additional general reserves are established if aggregate dealer and bulk purchase reserves are deemed to be inadequate. Losses on finance receivables secured by automobiles are recognized at the time the collateral is repossessed. Other finance receivables are charged off when they become contractually past due 180 days, unless extenuating circumstances exist leading management to believe such finance receivables will be collectible. Finance receivables may be charged off prior to the normal charge-off period if management deems them to be uncollectible.

 The following table sets forth the Company's allowance for credit losses at June 30, 1998, and 1997 and the credit loss experience over the periods presented.


                                       For the Six Months            For the Three
                                          Ended June 30,          Months Ended June 30,
                                       1998          1997          1998          1997
                                       ----          ----          ----          ----

 Net finance receivables(1)        $53,350,408   $55,795,005   $53,350,408   $55,795,005

 Allowance for credit losses         4,820,600     2,390,070     4,820,600     2,390,070

 Allowance for credit losses as a
 percentage of  net finance
 receivables (1)                          9.04%         4.28%         9.04%         4.28%

 Dealer reserves and discounts on
 bulk purchases                     $1,073,444     1,936,542     1,073,444     1,936,542

 Dealer reserves and discounts on
 bulk purchases as percentage of
 Automobile Sales Contracts at
 period end(2)                            3.18%         4.56%         3.18%         4.56%

 Allowance for credit losses and
 dealer reserves and discount on
 bulk purchases as a percentage
 of net finance receivables (1)          11.05%         7.75%        11.05%         7.75%

 Provision for credit losses        $1,967,042     1,538,832       933,588       809,065

 Charge-offs (net of recoveries)     1,955,842     1,343,762       874,788       704,053

 Charge-offs (net of recoveries)
 as a percentage of average net
 finance receivables (1)                  7.57%         5.26%         6.81%         5.38%
---------------------

(1) Finance Receivable balances are presented net of unearned finance charges. Averages are computed using month-end balances of Net Finance Receivables during the period presented.
(2) Percentages are computed using Automobile Sales Contracts, net of unearned finance charges only.

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

                                                     At June 30,
                                                     -----------
                                                  1998         1997
                                                  ----         ----
 Dealer reserves and discounts on bulk
 purchases on Automobile Sales Contracts       $1,073,444  $1,936,542
 Allowance for credit losses:
   Direct Loans                                 4,593,616   2,163,086
   Premium Finance Contracts                      226,984     226,984
                                               ----------  ----------
     Subtotal                                   4,820,600   2,390,070
                                               ----------  ----------
     Total                                     $5,894,044  $4,326,612
                                               ==========  ==========

The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                        At June 30,
                                                        -----------
                                                     1998       1997
                                                     ----       ----
 Automobile Sales Contracts and Direct Loans
 contractually past due 90 days or more(1)          $475,292    $490,572

 Automobile Sales Contracts and Direct Loans (1)  47,910,807  50,608,830

 Automobile Sales Contracts and Direct Loans
 contractually past due 90 days or more as a
 percentage of Automobile Sales Contracts
 and Direct Loans                                        .99%        .97%
-------------------------
      (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

 The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                        At June 30,
                                                        -----------
                                                      1998       1997
                                                      ----       ----
 Premium finance contracts contractually
 past due 60 days or more(1)                        $126,985    $68,269

 Premium finance contracts outstanding(1)          4,366,157  3,249,634

 Premium finance contracts contractually
 past due 60 days or more as a
 percentage of premium finance contracts                2.91%       2.1%
-------------------------------------------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases

LIQUIDITY AND CAPITAL RESOURCES

      The Company generally finances its operations and new offices through cash flow from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility is extended by Finova and consists of six tranches. The primary tranche provides for advances of up to $100 million and the secondary tranches provides for advances from $5 million to $25 million during their respective terms, all of which expire on August 31, 1999, subject to the limitation that advances under each tranche of the Revolving Credit Facility may not exceed an amount equal to specified percentages of Net Finance Receivables. As of June 30, 1998, $42 million was outstanding under the Revolving Credit Facility and there was $58 million available for additional borrowing. The interest rate for borrowings is the prime rate published by Citibank, N.A. (or other money center bank designated by Finova) plus one percent per annum for the primary tranche and ranges from plus one to five percent per annum for the secondary tranches. The Revolving Credit Facility agreement, amended on September 3, 1997, provides for a lower fixed percentage over prime for certain secondary tranches than did the previous agreement. The Revolving Credit Facility imposes several financial and other covenants, including leverage tests, dividend restrictions, and minimum net worth requirements. The Company does not believe these covenants will materially limit its business or its expansion strategy.

      Management believes that the recent increase in the maximum borrowings available under the Revolving Credit Facility, in addition to cash expected to be generated from operations, will provide the resources necessary to pursue the Company's business and growth strategy through 1998. The company is currently investigating several options for raising additional funds to support growth in future years.

PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS

            Information in response to this item is incorporated by reference from the attached Index to Exhibits.

(b)         REPORTS ON FORM 8-K

            There were no reports on Form 8-K during the quarter ended June 30, 1998.





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


                                          THE THAXTON GROUP, INC.
                                          -----------------------
                                                (Registrant)


Date: August 14, 1998                     /s/ JAMES D. THAXTON
                                          -------------------
                                          James D. Thaxton
                                          President and Chief Executive Officer

Date: August 14, 1998                     /s/ ALLAN F. ROSS
                                          ----------------
                                          Allan F. Ross
                                          Vice President, Treasurer,
                                          Secretary, and Chief Financial Officer

                           INDEX TO EXHIBITS

EXHIBIT NO.                    DESCRIPTION                              PAGE NO.
-----------                    -----------                              --------

 2     Stock Purchase Agreement, dated as of September 1,
       1995 with Eagle Premium Finance Company, Inc.(1)                    --
 3.1   Amended and Restated Articles of Incorporation of The
       Thaxton Group, Inc.(1)                                              --
 3.2   Bylaws of the Thaxton Group, Inc.(1)                                --
10.1   Amended and Restated Loan and Security Agreement dated
       March 27, 1995 between Finova Capital Corporation and
       the Company(1)                                                      --
10.2   Loan Agreement dated May 16, 1994 between the American
       Bankers Insurance Company of Florida and the Company(1)             --
10.3   Promissory note dated April 1, 1995 payable in the
       amount of $250,000 to Thaxton Insurance Group(1)                    --
10.4   Promissory note dated April 1, 1995 payable in the
       amount of $165,000 to C. L. Thaxton, Sr. (1)                        --
10.5   Promissory note dated April 1, 1995 payable in the
       amount of $250,000 to Katherine D. Thaxton(1)                       --
10.6   Promissory note dated April 1, 1995 payable in the
       amount of $35,000 to Katherine D. Thaxton (1)                       --
10.7   Promissory note dated May 1, 1995 payable in the
       amount of $350,000 to Thaxton Insurance Group(1)                    --
10.8   Promissory note dated August 21, 1995 payable in the
       amount of $100,000 to Katherine D. Thaxton(1)                       --
10.9   Security Agreement dated January 19, 1995 between the
       Company and Oakland Auto Sales, including Guaranty by
       Thaxton Insurance Group, Inc.(1)                                    --
10.10  Form of Restricted Stock Award between the Company and
       Robert L Wilson                                                     --
10.11  The Thaxton Group, Inc. 1995 Stock Incentive Plan(1)                --
10.12  The Thaxton Group, Inc. Employee Stock Purchase Plan(1)             --
10.13  Form of Note Conversion Agreement(1)                                --
10.14  Amended and Restated Schedule to Loan and Security
       Agreement dated February 23, 1996 between Finova
       Capital Corporation and the Company(2)                              --
10.15  Incentive Stock Option Agreement between Kenneth H.
       James and the Company (2)                                           --
10.16  Incentive Stock Option Agreement between James A.
       Cantley and the Company(2)                                          --
10.17  Loan Agreement dated March 18, 1996 between the
       American Bankers Insurance Company of Florida and the
       Company(2)                                                          --
10.18  Amended and Restated Schedule to Loan and Security
       Agreement dated July 29, 1996 between Finova Capital
       Corporation and the Company(3)                                      --
10.19  Aircraft Sales Agreement between Corporate Aircraft
       Marketing and The Company dated July 16, 1996(3)                    --
10.20  Share Exchange Agreement by and among The Thaxton
       Group, Inc., Thaxton Insurance Group, Inc., James D.
       Thaxton, William H. Thaxton and Calvin L. Thaxton,
       Jr.(4)                                                              --
10.21  Promissory note payable by the Company to
       Kramer-Wilson Insurance Services (5)                                --
11     Statement re: computation of per share earnings                      8
21     Subsidiaries of The Thaxton Group, Inc. (5)                         --
27     Financial Data Schedule                                             21

(1) Incorporated by reference from Registration Statement on Form SB-2, Commission File No. 33-97130-A
(2)    Incorporated by reference from 1995 Annual Report on Form
       10-KSB
(3) Incorporated by reference from Quarterly Report on Form (3) 10-QSB for the quarter ended September 30, 1996

(4)    Incorporated by reference from Report on Form 8-K dated
       October 31, 1996
(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996
(6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997