Form 10QSB
period 1998-09-30
THAXTON GROUP INC
filed 1998-11-23
CIK 1001430

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED SEPTEMBER 30, 1998

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                        Commission file number 333-42623

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                            OUTSTANDING AT
             CLASS                         OCTOBER  31, 1998
             -----                         -----------------
         COMMON  STOCK                        3,744,592

                             THE THAXTON GROUP, INC.

                                   FORM 10-QSB

                                SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                          PAGE NO.
                                                                          -------
PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Balance Sheet at September 30, 1998 and           3
                  December 31, 1997

                  Consolidated Statements of Income for the nine months ended
                  September 30, 1998 and 1997                                    4

                  Consolidated Statements of Income for the three months ended
                  September 30, 1998 and 1997                                    5

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1998 and 1997                              6

                  Notes to Consolidated Financial Statements                     7

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           10

PART II     OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                                 16

PART I

ITEM 1.  FINANCIAL STATEMENTS


                             THE THAXTON GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   September 30,   December 31,
                                                         1998         1997
                                                         ----         ----
Assets                                              (Unaudited)
------
Cash                                                $  469,095      1,162,793
Finance receivables, net                            48,431,349     48,662,228
Premises and equipment, net                          2,486,338      2,003,787
Accounts receivable                                  2,362,778      1,616,570
Repossessed automobiles                                788,849        744,030
Goodwill and other intangible assets                 3,651,960      3,894,956
Other assets                                         3,600,014      2,881,308
                                                    ----------     ----------
   Total assets                                     61,790,383     60,965,672
                                                    ==========     ==========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Accrued interest payable                               342,871        420,863
Notes payable                                       53,126,940     51,071,066
Notes payable to affiliates                            996,417      1,015,358
Accounts payable                                       928,879      1,357,739
Employee savings plan                                  883,828      1,045,533
Other liabilities                                      326,677         85,796
                                                    ----------     ----------
   Total liabilities                                56,605,612     54,996,355
                                                    ----------     ----------


Stockholders' Equity
--------------------
Preferred Stock $ .01 par value,
Series A:  400,000 shares authorized,
  178,014 shares issued and outstanding                  1,780          1,780
Series B:  27,076 shares authorized, issued and
  outstanding at December 31, 1997; no shares
  outstanding at September 30, 1998                         -             271
Series C: 50,000 shares authorized, issued and
  outstanding                                              500            500
Series D:  56,276 shares authorized, issued and
  outstanding at September 30, 1998; no shares             563             -
  outstanding at December 31, 1997


Common stock, $ .01 par value; authorized 50,000,000
 shares;
  issued and outstanding 3,747,642 shares at
   September 30,1998;  3,795,600 shares at
   December 31, 1997                                    37,476         37,956
Additional paid-in-capital                           4,281,442      4,521,354
Deferred stock award                                  (540,000)      (630,000)
Retained earnings                                    1,403,010      2,037,456
                                                     ---------      ---------
   Total stockholders' equity                        5,184,771      5,969,317
                                                     ---------      ---------

   Total liabilities and stockholders' equity      $61,790,383     60,965,672
                                                   ===========     ==========

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                  Consolidated Statements of Income (Unaudited)


                                                 Nine months Ended September 30,
                                                       1998          1997
                                                      ------       -------
Interest and fee income                            $11,265,996     11,837,182
Interest expense                                     3,703,073      3,706,770
                                                     ---------   ------------
   Net interest income                               7,562,923      8,130,412
Provision for credit losses                          2,952,167      3,885,424
                                                     ---------   ------------

Net interest income after provision for
 credit losses                                       4,610,756      4,244,988

 Other income:
   Insurance premiums and commissions, net           4,841,760      3,961,939
   Other income                                        618,690        843,797
                                                     ---------   ------------
   Total other income                                5,460,450      4,805,736
                                                     ---------      ---------
Operating expenses:
   Compensation and employee benefits                5,255,529      4,538,859
   Telephone, postage, and supplies                  1,301,830      1,056,751
   Net occupancy                                     1,171,643      1,113,405
   Reinsurance claims expense                          227,305        276,952
   Insurance                                           190,002        211,148
   Collection expense                                  110,516        146,724
   Travel                                               96,202        103,681
   Professional fees                                   282,719        166,188
   Other                                             2,134,883      1,731,864
                                                     ---------    -----------
   Total operating expenses                         10,770,629      9,345,572
                                                    ----------     ----------

Income (loss) before income tax expense               (699,423)      (294,848)
Income tax expense (benefit)                          (227,313)      (112,042)
                                                    ----------     ----------

   Net income (loss)                                $ (472,110)      (182,806)
                                                    ==========     ==========

   Dividends on preferred stock                     $  162,335           -
                                                      =========    ==========

   Net income (loss) applicable to common
    shareholders                                     $(634,445)      (182,806)
                                                     =========     ==========
   Net income (loss) per common share  -- basic      $    (.17)          (.05)
                                                     =========     ==========

   Net income (loss) per common share  -- diluted    $    (.17)          (.05)
                                                     =========     ==========

   Weighted average shares outstanding -- basic      3,776,146      3,925,973
                                                     =========      =========

   Weighted average shares outstanding -- diluted    3,776,146      3,925,973
                                                     =========      =========


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                  Consolidated Statements of Income (Unaudited)


                                                Three Months Ended September 30,
                                                         1998         1997
                                                        ------       ------
Interest and fee income                             $3,744,016      4,068,983
Interest expense                                     1,290,220      1,312,430
                                                     ---------   ------------
   Net interest income                               2,453,796      2,756,553
Provision for credit losses                            985,125      2,346,592
                                                     ---------   ------------

Net interest income after provision for credit
    losses                                           1,468,671        409,961
Other income:
   Insurance premiums and commissions, net           1,988,810      1,432,139
   Other income                                        145,557        194,245
                                                     ---------     ----------
   Total other income                                2,134,367      1,626,384
                                                     ---------      ---------
Operating expenses:
   Compensation and employee benefits                1,884,139      1,516,063
   Telephone, postage, and supplies                    471,670        395,246
   Net occupancy                                       361,259        398,541
   Reinsurance claims expense                          100,745         60,995
   Insurance                                           123,662         73,856
   Collection expense                                   30,585         64,331
   Travel                                               32,797         43,416
   Professional fees                                   167,982         79,782
   Other                                               781,833        614,875
                                                     ---------      ---------
   Total operating expenses                          3,954,672      3,247,105
                                                     ---------     ----------

Income (loss) before income tax expense               (351,634)    (1,210,760)

Income tax expense (benefit)                          (114,282)      (441,215)
                                                    ----------     ----------

   Net income (loss)                                $ (237,352)      (769,545)
                                                   ===========      =========

   Dividends on preferred stock                     $   57,133          -
                                                     =========      =========

   Net income (loss) applicable to common
    shareholders                                     $(294,485)      (769,545)
                                                     =========      =========
   Net income (loss) per common share  -- basic      $    (.08)          (.20)
                                                     =========      =========

   Net income (loss) per common share  -- diluted    $    (.08)          (.20)
                                                     =========      =========

   Weighted average shares outstanding -- basic      3,756,768      3,923,632
                                                     =========      =========

   Weighted average shares outstanding -- diluted    3,756,768      3,923,632
                                                    ==========      =========


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                  Nine months ended September 30, 1998 and 1997




                                                       1998           1997
                                                       ----           ----
Cash flows from operating activities               $ 1,328,445      4,286,969
Cash flows from investing activities                (3,746,641)   (10,886,844)
Cash flows from financing activities                 1,724,498      6,861,932

Net increase (decrease) in cash                       (693,698)       262,057

Cash  at beginning of period                         1,162,793        421,465

Cash at end of Period                               $  469,095        683,522

                             THE THAXTON GROUP, INC.
              Notes to Consolidated Financial Statements (Unaudited)
                           September 30, 1998 and 1997


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------


The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina and operates branches in South Carolina, North Carolina, Georgia, Virginia and Tennessee. The Company is a diversified consumer finance company that is engaged primarily in purchasing and servicing retail installment contracts purchased from independent used car dealers and making and servicing personal loans to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers and sells, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance, and also sells various insurance products (primarily credit life and credit accident and health) in conjunction with the purchase of automobile sales contracts or the making of direct loans. In addition, the Company is also engaged in mortgage banking, originating mortgage loans to individuals. The Company sells substantially all mortgage loans it originates to independent third parties. All significant intercompany accounts and transactions have been eliminated in consolidation.


The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Information with respect to September 30, 1998 and 1997, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the nine months and quarter ended September 30, 1998 are not necessarily indicative of results to be expected for the entire fiscal year.


Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") Number 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of SFAS No. 130 will not change total stockholders' equity as previously reported. The Company's adoption of SFAS No. 130 had no effect on the presentation of income in the Company's financial statements for the periods ending September 30, 1998 and 1997, as comprehensive income equals net income.

 (2)  Finance Receivables

Finance receivables consist of the following at September 30, 1998 and December 31,1997:

                                                 September 30,   December 31,
                                                      1998          1997
                                                     ------       -------

        Automobile Sales Contracts                 $41,110,636     48,098,657
        Direct Loans                                20,432,439     15,449,004
        Premium Finance Contracts                    4,154,982      4,010,608
        Commercial                                     628,513              0
                                                    ----------     ----------
           Total finance receivables                66,326,570     67,558,269

        Unearned interest                          (11,455,566)   (12,902,552)
        Unearned insurance premiums, net              (136,659)      (155,514)
        Bulk purchase discount                        (633,657)      (359,945)
        Dealer hold back                              (851,539)      (668,630)
        Allowance for credit losses                 (4,817,800)    (4,809,400)
                                                    ----------     ----------
        Finance receivables, net                   $48,431,349     48,662,228
                                                   ===========     ==========



     Consumer loans include bulk purchases of receivables, automobile sales contracts under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an automobile dealer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $6,739,000 and $634,000, respectively, at September 30, 1998 and approximately $8,328,000 and $360,000, respectively, at December 31, 1997.


     With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $26,970,000 and $852,000, respectively, at September 30, 1998 and approximately $31,593,000 and $669,000, respectively, at December 31, 1997.

     At September 30, 1998, there were no significant concentrations of receivables in any type of property or to one borrower.

     These receivables are pledged as collateral for a line of credit agreement (see note 3).

     Changes in the allowance for credit losses for the nine months ended September 30, 1998 and 1997 are as follows:

                                                       1998           1997
                                                       ----           ----
        Beginning balance                         $  4,809,400      2,195,000
        Provision for credit losses                  2,952,167      3,885,424
        Charge-offs                                 (3,076,077)    (2,767,660)
        Recoveries                                     132,310        127,916
                                                    ----------     ----------
        Net charge-offs                             (2,943,767)    (2,639,744)
                                                   -----------    -----------
        Ending balance                            $  4,817,800      3,440,680
                                                  ============     ==========

     The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(3)   Notes Payable
      -------------


At September 30, 1998, the Company maintained a revolving credit facility with a commercial finance company for $100 million, maturing on August 31, 1999. The outstanding balance under this facility was $42,713,000 at September 30, 1998. At September 30, 1998, the Company's net finance receivables would have allowed it to borrow an additional $8.9 million against existing collateral. There are six tranches under this facility, Tranches A, B, C, D, E and F. The total line of credit, amount of credit line available at September 30, 1998, and interest rate for each Tranche is summarized below:


      Tranche A: $100,000,000; $57,428,000; 9.5% (Lender's prime rate + 1%)
      Tranche  B: $ 10,000,000; $10,000,000; 13.5% (Lender's prime rate + 5%)
      Tranche  C: $ 5,000,000; $ 4,859,000; 9.5% (Lender's prime rate +1%)
      Tranche  D: $ 10,000,000; $10,000,000; 10.5% (Lender's prime rate + 2%)
      Tranche  E: $ 7,000,000; $ 7,000,000; 13.5% (Lender's prime rate + 5%)
      Tranche  F: $ 25,000,000; $25,000,000; 9.5% (Lender's prime rate + 1%)


The borrowing availability under certain tranches is also limited by amounts borrowed under other tranches, outstanding receivables, insurance policies written, and in some cases, additional restrictions.

The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements which may be amended from time to time.
As of September 30, 1998, the Company met all such ratios and requirements or had obtained waivers for any instances of non-compliance.



(4)  Deferred Stock Award
     --------------------

One of the Company's executive officers has notified the Company that he does not intend to accept 10,000 shares of common stock previously granted under the Company's deferred stock compensation plan which were scheduled to vest on December 30, 1998. Accordingly, no compensation expense related to the vesting of those shares has been recognized for the period ended September 30, 1998. The common stock, paid-in-capital, and deferred stock award accounts have been adjusted to reflect cancellation of those shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFITABILITY

The following table sets forth certain data relating to the Company's profitability.


                           For the Nine months           For the Three Months
                             Ended September 30            Ended September 30
                         -----------------------         -------------------
                                1998         1997        1998       1997
                                ----         ----        ----       ----

Average Net Finance
Receivables (1)              $52,047,746  $52,478,778  $52,782,750  $55,348,806
Average notes payable         44,997,663   45,038,305   45,988,969   47,026,029

Interest and fee income       11,263,334   11,779,303    3,743,266    4,004,367
Interest expense (2)           3,254,326    3,315,055    1,141,765    1,181,139
                               ---------    ---------    ---------    ---------
Net interest income            8,009,008    8,464,248    2,601,501    2,823,228
                             ===========   ==========   ==========   ==========
Average interest rate
earned (1)                         28.85%       29.93%       28.37%       28.94%
Average interest rate paid
(1)                                 9.64         9.81         9.93        10.05
                                    ----        -----         ----        -----
Net interest spread                19.21        20.12        18.44        18.89
                             ===========   ==========   ==========   ==========
Net interest margin (3)            20.52%       21.51%       19.71%       20.40%
------------
(1) Averages are computed using month-end balances during the periods presented.
(2) Excludes interest income and expense earned and incurred by the Company's insurance agency subsidiary.
(3) Net interest margin represents net interest income divided by average Net Finance Receivables.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Finance Receivables at September 30, 1998 were $66,326,570 versus $70,990,704 at September 30, 1997, an 8% decrease. The decline is due primarily to a decline in volume associated with the tightened underwriting policies instituted in the third quarter of 1997 designed to reduce credit losses.

Unearned income at September 30, 1998 was $11,592,225 versus $14,066,851 at September 30, 1997, an 18% decrease which was directly related to the lower receivable level. The provision for credit losses established for the nine months ended September 30, 1998 was $2,952,167 versus $3,885,424 for the same period in 1997, and the allowance for credit losses increased to $4,817,800 at September 30, 1998, from $3,440,680 at September 30, 1997. The increase in the provision, and the corresponding increase in the allowance for credit loss balance, is due to the Company's strengthening of its allowance for credit losses in response to higher than expected loan losses. The allowance for credit losses as a percentage of average Net Finance Receivables increased to 9.26% at September 30, 1998, from 6.04% at September 30, 1997.

Interest and fee income for the nine months ended September 30, 1998 was $11,265,996, versus $11,837,182 for the nine months ended September 30, 1997, a 10% decrease. This decrease is the result of lower average earning receivables in 1998 due to tightened underwriting established in the third quarter of 1997 and a corresponding increase in the average age of the portfolio. Interest expense decreased slightly to $3,703,073 for the nine months ended September 30, 1998 versus $3,706,770 for the nine months ended September 30, 1997, a decrease of less than 1%, the direct result of a slightly lower level of average borrowings. As a result, net interest income for the nine months ended September 30, 1998 decreased to $7,562,923 from $8,130,412 for the comparable period of 1997, a 7% decrease.

Insurance commissions net of insurance cost increased to $4,841,760 for the nine months ended September 30, 1998 from $3,961,939 for the same period of 1997, due to a higher penetration rate for the product. Other income decreased from $843,797 at September 30, 1997, to $618,690 at September 30, 1998 due primarily to a timing difference in the recognition of insurance profit sharing payments from the Company's carriers.

Operating expenses increased to $10,770,629, for the nine months ended September 30, 1998 from $9,345,572 for the comparable period of 1997, a 15% increase, due to additional expenses incurred as a result of a larger branch network and increased home office expenses associated primarily with the Company's mortgage banking business.


As a result of the above, the Company posted a $634,445 loss for the nine months ended September 30, 1998, versus a $182,806 loss for the nine months ended September 30, 1997.


Stockholders' equity decreased from $5,969,317 at December 31, 1997 to $5,184,771 at September 30, 1998, a 9% decrease, as a result of a reduction in retained earnings from after tax losses during the period combined with preferred stock dividends paid and legal expenses associated with the preferred stock offering.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Interest and fee income for the three months ended September 30, 1998 was $3,744,016, versus $4,068,983 for the three months ended September 30, 1997, a 13% decrease. This decrease is the result of lower average receivables in 1998 due to tightened underwriting established in the third quarter 1997. Interest expense decreased to $1,290,220 for the three months ended September 30, 1998 versus $1,312,430 for the three months ended September 30, 1997, a 2% decrease, the direct result of a lower level of borrowings brought about, in part, by a lower level of outstandings. As a result, net interest income for the three months ended September 30, 1998 decreased to $2,453,796 from $2,756,553 for the comparable period of 1997, an 11% decrease.

Insurance commissions net of insurance cost increased to $1,988,810 for the three months ended September 30, 1998 from $1,432,139 for the comparable period of 1997, due to a higher penetration rate for the product. Other income decreased from $194,245 for the three months ended September 30, 1997 to $145,557 for the three months ended September 30, 1998 due, in part, to a timing difference in the recognition of insurance profit sharing payments from the Company's carriers.


Operating expenses increased from $3,247,105 for the three months ended September 30, 1997 to $3,954,672 for the three months ended September 30, 1998, a 22% increase, due to additional expenses incurred as a result of a larger branch network and increased main office expenses associated primarily with the Company's mortgage banking business.

As a result of the above, the Company posted a $237,352 loss for the three months ended September 30, 1998, versus a $769,545 loss for the three months ended September 30, 1997.

The following table sets forth the Company's allowance for credit losses at September 30, 1998, and 1997 and the credit loss experience over the periods presented.

                                            For the Nine months           For the Three Months
                                            Ended September 30,            Ended September 30,
                                           1998            1997           1998           1997
                                           ----            ----           ----           ----

Net finance receivables(1)              $52,047,746      $56,923,85   $52,782,750     $56,923,853

Allowance for credit losses               4,817,800       3,440,680     4,817,800       3,440,680

Allowance for credit losses as a
percentage of  net finance
receivables (1)                                9.26%           6.04%         9.13%           6.04%

Dealer reserves and discounts on
bulk purchases                           $1,485,196       1,308,367    1,1485,196       1,308,367

Dealer reserves and discounts on
bulk purchases as percentage of
Automobile Sales Contracts at
period end(2)                                  4.54%           3.08%         4.54%           3.08%

Allowance for credit losses and
dealer reserves and discount on
bulk purchases as a percentage of
net finance receivables (1)                   12.11%           8.34%        11.94%           8.34%

Provision for credit losses              $2,952,167       3,885,424       985,125       2,346,592

Charge-offs (net of recoveries) .         2,943,767       2,639,745       986,925       1,295,683

Charge-offs (net of recoveries)
as a percentage of average net
finance receivables (1)                        7.56%           6.71%         7.47%           9.36%

------------
      (1) Finance Receivable balances are presented net of unearned finance charges. Averages are computed using month-end balances of Net Finance Receivables during the period presented.
      (2) Percentages are computed using Automobile Sales Contracts, net of unearned finance charges only.

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

                                                              At September 30,
                                                              ----------------
                                                             1998        1997
Dealer reserves and discounts on bulk                        ----        ----
purchases on Automobile Sales Contracts                  $1,485,196   $1,308,367

Allowance for credit losses:

  Direct Loans                                            4,535,816    3,213,696

  Premium Finance Contracts                                 281,984      226,984
                                                            -------      -------
    Subtotal                                              4,817,800    3,440,680
                                                          ---------    ---------
    Total                                                $6,302,996   $4,749,047
                                                          =========    =========

The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                             At September 30,
                                                             ---------------
                                                           1998          1997
                                                           ----          ----
Automobile Sales Contracts and Direct Loans
contractually past due 90 days or more(1)                  $479,011     $484,772

Automobile Sales Contracts and Direct Loans (1)          49,226,412   51,692,115

Automobile Sales Contracts and Direct Loans
contractually past due 90 days or more as a
percentage of Automobile Sales  Contracts and
Direct Loans                                                    .97%        .94%
-------------------------
      (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                            At September 30,
                                                            ----------------
                                                            1998        1997
                                                            ----        ----
Premium finance contracts contractually
past due 60 days or more(1)                                $220,234      $60,154

Premium finance contracts outstanding(1)                  4,022,738    3,923,371

Premium finance contracts contractually
past due 60 days or more as a percentage
of premium finance contracts                                   5.47%       1.53%
-------------------------------------------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases

LIQUIDITY AND CAPITAL RESOURCES


The Company generally finances its operations and new offices through cash flow from operations and borrowings under a revolving credit facility extended by Capital Corporation ("Finova"). The primary tranche provides for advances of up to $100 million and the secondary tranches provides for advances from $5 million to $25 million during their respective terms, all of which expire on August 31, 1999, subject to the limitation that advances under each tranche may not exceed an amount equal to specified percentages of Net Finance Receivables. As of September 30, 1998, $42 million was outstanding under the facility and there was $58 million available for additional borrowing subject to limits based upon the amount of available collateral. The interest rate for borrowings is the prime rate published by Citibank, N.A. (or other money center bank designated by Finova) plus one percent per annum for the primary tranche and ranges from plus one to five percent per annum for the secondary tranches. The revolving credit facility, amended on September 3, 1997, provides for a lower fixed percentage over prime for certain secondary tranches than did the previous agreement. The Subordinated Notes facility imposes several financial and other covenants, including leverage tests, dividend restrictions, and minimum net worth requirements. The Company does not believe these covenants will materially limit its business or its expansion strategy.

Management believes that the recent increase in the maximum borrowings available under the facility, in addition to cash expected to be generated from operations, will provide the resources necessary to pursue the Company's business and growth strategy through 1998. The Company is currently investigating several options for raising additional funds to support growth in future years.



RECENT ACQUISITION

On November 13, 1998, the Company exchanged 300,000 shares of its common stock for all of the outstanding shares of Paragon, Inc., ("Paragon"), a North Carolina corporation. The acquisition was accounted for using the purchase method of accounting. Paragon, a mortgage banking company, originates, closes, and sells residential mortgages, and has eight office locations operating under the name of Paragon Lending. Paragon currently does business in eight states, but plans to expand both the volume and geographic scope of its business. The Company believes that Paragon compliments the Company's existing product lines, and enhances the Company's ability to generate revenue from its mortgage businesses.

Part II
-------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
(a)       EXHIBITS
          --------
          Exhibit # 27, Financial Data Schedule

(b)       REPORTS ON FORM 8-K
          -------------------
          There were no reports on Form 8-K during the quarter ended September 30, 1998.






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


                                                   THE THAXTON GROUP, INC.
                                                   -----------------------
                                                        (Registrant)


Date: November 23, 1998                            /S/JAMES D. THAXTON
                                                   -------------------
                                                   James D. Thaxton
                                                   President and Chief
                                                   Executive Officer

Date: November 23, 1998                            /S/ALLAN F. ROSS
                                                   ----------------
                                                   Allan F. Ross
                                                   Vice President, Treasurer,
                                                   Secretary, and
                                                   Chief Financial Officer


                                INDEX TO EXHIBITS

EXHIBIT NO.                    DESCRIPTION                                         PAGE NO.
-----------                    -----------                                        --------


27                             Financial Data Schedule








