Form 10KSB
period 1998-12-31
THAXTON GROUP INC
filed 1999-04-15
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)
         (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from______ to ______

                        Commission file number 333-28719

                             THE THAXTON GROUP, INC.
                 (Name of small business issuer in its charter)

                SOUTH CAROLINA                          57-0669498
         --------------------------------------------------------------
          (State or other jurisdiction of           (IRS Employer
          incorporation or organization)            Identification No.)

             1524 PAGELAND HIGHWAY, LANCASTER, SOUTH CAROLINA 29720
           -----------------------------------------------------------
                         (Address of principal executive
                                    offices)

                     Issuer's telephone number: 803-285-4337

            Securities registered under Section 12(b) of the Exchange Act:

                              Name of each exchange
               Title of each class             on which registered
               ---------------------------------------------------
                      None                             None

         Securities registered under Section 12(g) of the exchange Act:

                               Title of each class
                               -------------------
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $23,280,731

At March 25, 1999, there were 3,763,836 shares of common stock outstanding. The aggregate market value of the shares held by non-affiliates of the registrant, based upon the price at which the stock was sold on March 17, 1999, is approximately $3,329,180.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             THE THAXTON GROUP, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

Item
No.                                                                                          Page
-----                                                                                        ----

                                                     PART I

1.    Description of Business                                                                   2

2.    Description of Property                                                                   8

3.    Legal Proceedings                                                                         8

4.    Submission of Matters to a Vote of Security Holders                                       8

                                                     PART II

5.    Market for Common Equity and Related Stockholder Matters                                  9
6.    Management's Discussion and Analysis                                                     10
7.    Financial Statements                                                                     17

8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     35

                                                     PART III

9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
       16(a) of the Exchange Act                                                               36

10.   Executive Compensation                                                                   37
11.   Security Ownership of Certain Beneficial Owners and Management                           37
12.   Certain Relationships and Related Transactions                                           38

13.   Exhibits and Reports on Form 8-K                                                         39

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Thaxton Group, Inc. and its subsidiaries (the "Company") were organized in July 1978 as C.L. Thaxton & Sons, Inc., and from that date until 1991 was primarily engaged in making and servicing direct consumer loans ("Direct Loans") and insurance premium finance loans ("Premium Finance Contracts") to persons with limited credit histories, low incomes, or past credit problems ("Non-Prime Borrowers"). In 1991, the Company made a strategic decision to begin diversifying its portfolio by actively seeking to finance purchases of used automobiles ("Automobile Sales Contracts") by Non-Prime Borrowers and has since evolved into a diversified consumer financial services company. The Company also sells credit related insurance products and, through its subsidiary, Thaxton Insurance Group, Inc. ("Thaxton Insurance"), on an agency basis, various lines of property and casualty, life, and accident and health insurance. The Company also entered the mortgage brokerage business during 1996, and in 1998 acquired Paragon, Inc., ("Paragon") a mortgage banking company engaged in the origination, funding, and whole loan sale of primarily "B" and "C" credit quality residential mortgages. In 1998 the Company also began making factoring and commercial loans to smaller sized businesses through a wholly owned subsidiary, Thaxton Commercial Lending, Inc. ("Commercial").

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

The non-prime consumer credit market is highly fragmented, consisting of many national, regional, and local competitors, is characterized by relative ease of entry. Management believes that most of these companies are concentrating their activities on providing financing to Non-prime Borrowers with less extensive credit problems who are purchasing late model used cars (coming off lease or former rental cars) from franchised automobile dealers. By contrast, the Company concentrates on providing financing to Non-prime Borrowers who have more extensive credit problems and are purchasing lower-priced, older model automobiles from independent dealers and making direct loans to Non-prime Borrowers to meet short-term cash needs.

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

CREDIT EVALUATION AND APPROVAL PROCEDURES. The Company applies underwriting standards in purchasing Automobile Sales Contracts that take into account principally the degree of a proposed buyer's creditworthiness and the collateral value of the vehicle being financed. If a borrower elects to finance the purchase of an automobile through a dealer with whom the Company has an established relationship, which is typically the case, the dealer will submit the borrower's credit application to the Company for review and proposed transaction terms. The office manager, or other office personnel under the manager's supervision, conducts the credit evaluation review. This review generally takes into account, among other things, the borrower's credit history, ability to pay, stability of residence, employment history, income, discretionary income, and debt service ratio, as well as the collateral value of the vehicle. The borrower's credit history is assessed principally through the evaluation of a credit bureau report which is obtained immediately after receipt of an application from a dealer. The Company uses a standard application analysis score sheet to conduct a credit evaluation that incorporates the factors described above. Unless the borrower's total score falls below a specified cut-off point, the office manager has the authority to approve the purchase of the Automobile Sales Contract, up to his credit limit, with no further review. If the borrower's total score falls below the specified cut-off point, the office manager must receive approval from a regional supervisor before approving the application for credit.

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

The credit evaluation procedures employed by the Company in connection with Direct Loans are, with the exception of loans secured by real estate, similar to the credit evaluation procedures employed in connection with the purchase of Automobile Sales Contracts. The value of the collateral, if any, however, is a far less significant factor in the Company's credit evaluation of a Direct Loan. Instead, the Company places its primary emphasis on the ratio of the anticipated debt service to the borrower's disposable income. Office managers approve Direct Loans not secured by real estate. If the loan is to be secured by real estate, the Company obtains an appraisal of the property, obtains a title opinion from an attorney and verifies filing of a mortgage or deed of trust before disbursement of funds to the borrower. The Company generally will not loan an amount in excess of 50% of the appraised value of the real estate or, in the case of a home equity loan, 50% of the borrower's equity in the property. All applications for Direct Loans secured by real estate must be approved by the Company's President or Executive Vice President

In connection with making Direct Loans, the Company also offers, as agent, credit life and credit accident and health insurance on terms and conditions similar to those on which it sells such credit insurance in conjunction with the purchase of Automobile Sales Contracts. On all Direct Loans that are secured by personal property other than a used car, the Company, in lieu of filing financing statements to perfect its security interest in the collateral, purchases non-filing insurance from an unaffiliated insurer. The Company charges its customers on such loans an amount approximately equal to the filing fees that would have been charged to the customer if the Company had filed financing statements to perfect its security interest, which amount is typically included in the amount of the loan. The Company uses such amount to pay premiums for non-filing insurance against losses resulting from failure to file. Under the Company's non-filing insurance arrangements, approximately 90% of the premiums paid are refunded to the Company on a quarterly basis and are netted against charge-offs for the period.


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

The Company generally imposes the maximum finance charges and late fees permitted by law for its personal lines Premium Finance Contracts, which are subject to extensive regulation in the states where the Company engages in this business. All of the states in which the Company operates permit assessment of a fee of up to $15 on each Premium Finance Contract and a maximum interest rate of 12% per annum. The Company also engages, on a limited basis, in premium financing for businesses (Commercial Premium Finance Contracts), where higher interest rates are charged. After the Premium Finance Contract is originated, the Company sends the insured a payment coupon book to serve as a reminder of the payment due dates. Although most payments are received by mail, in some instances payments are made directly to the agent who wrote the underlying insurance contract and then forwarded to the Company. If a payment is not received by the sixth day after the due date, a late fee is added to the past due payment and a notice of intent to cancel the underlying insurance policy is mailed to the insured. If payment is not received by the 10th day after the notice of intent to cancel is mailed (the 15th day in South Carolina), the Company mails a notice of cancellation advising the insured that the Company will cancel the underlying insurance policy in seven days unless payment is received. If the insured fails to make payment by the seventh day, using a power of attorney provided by the insured at the time the insurance was purchased, the Company notifies the insurance company to cancel the underlying insurance policy. Upon receipt of this notice the insurance company remits to the Company the unearned portion of the premium, if any. The Company's procedures for providing notices to borrowers are set up to provide a parallel set of notices to the agent who wrote the underlying insurance policy.


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


MORTGAGE BANKING OPERATIONS

In November, 1998, the Company acquired Paragon, a mortgage banking operation. Paragon originates, closes, and funds predominately B and C credit quality mortgage loans. The loans are held by Paragon until they can be packaged and sold to long term investors. Paragon receives fee income from the mortgagee, and loans are generally sold at a premium ranging from 1% to 5% to the permanent investor. The amount of premium is dependent upon the credit quality of the customer, the attributes of the particular loan, and market conditions. At December 31, 1998, Paragon employed approximately 100 employees located primarily in nine offices throughout North and South Carolina, and had approximately $6 million in monthly production volume.

COMPETITION

The non-prime consumer credit market for used automobile finance and personal loans is highly competitive and fragmented. Historically, commercial banks, savings and loans, credit unions, financing arms of automobile manufacturers and other lenders providing traditional consumer financing have not consistently served the non-prime segment of the consumer finance market. The Company faces increasing competition from a number of companies providing similar financing to individuals that cannot qualify for traditional financing. The Company competes with numerous small, regional consumer finance companies. The basis on which the Company competes with others in used car financing is primarily the price paid for Automobile Sales Contracts, which is a function of the amount of the dealer reserve, and the reliability of service to participating dealers. The basis on which the Company competes with others in making Direct Loans is the interest rate charged and customer service.

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

The origination of residential mortgages for Non-prime Borrowers is highly competitive and the number of companies engaged in the business is increasing rapidly. The basis on which the Company competes with others in the Mortgage business is in the level of service provided to the borrower, the speed at which the loan can be closed and funded, and the interest rate offered.


REGULATION

Consumer finance companies and mortgage banking companies are subject to extensive supervision and regulation under state and federal statutes and regulations. Depending upon the nature of the transactions entered into by the company and the states in which it does business, governmental statutes and regulations may require the lender to obtain licenses and meet specified minimum qualifications, limit the interest rates, fees and other charges for which the borrower may be assessed, limit or prescribe certain other terms and conditions of the financing, govern the sale and terms of related insurance products, and define and limit the right to repossess or foreclose and sell collateral.

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

The Company presently purchases Automobile Sales Contracts in Georgia, North Carolina, South Carolina, Tennessee, and Virginia; originates Direct Loans in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Tennessee; and originates Premium Finance Loans in North Carolina, South Carolina, and Virginia. Interest rates on Premium Finance Contracts are subject to statutory ceilings in all three states. See --"Premium Finance." Interest rates on Automobile Sales Contracts are subject to statutory ceilings only in North Carolina. See --"Automobile Sales Contract Purchases." Direct Loans are subject to statutory ceilings in Georgia, North Carolina, Tennessee and Virginia. See --"Direct Loans Program." Each state regulates other aspects of the Company's business, such as charges for insurance, forms of collateral, application of payments, default charges, repossession, and disclosure matters, in varying degrees. Such regulations may require the licensing of the Company or one or more of its finance offices. The Company's finance offices also may be subject to periodic examination by the division of state government charged with enforcing consumer finance statutes and regulations. In some instances, state statutes and regulations impose more stringent disclosure and antidiscriminatory provisions than comparable federal provisions and may impose specific statutory liabilities upon and create causes of action against creditors who fail to comply with such provisions.

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

EMPLOYEES

As of December 31, 1998, the Company employed 401 persons, none of whom was covered by a collective bargaining agreement. Of that total, 35 were located in the Company's headquarters in Lancaster, South Carolina and 366 were located in the Company's other offices. The Company generally considers its relationships with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located in Lancaster, South Carolina in a leased office facility of approximately 12,000 square feet. The lease expires in September 1999, but includes an option to renew for an additional five-year term. The Company leases the facilities, in some instances from affiliates, in which its branch offices are located. These offices range in size from approximately 800 square feet to 2,200 square feet, and are under leases expiring on dates ranging from April 1999 to August 2004, most of which include renewal options for periods ranging from two to five years. The monthly rental rates for such offices range from $300 to $8,607 per month. Since most of the Company's business with dealers is conducted by facsimile machine and telephone, the Company does not believe that the particular locations of its finance offices are critical to its business of purchasing Automobile Sales Contracts or its premium finance operations. Location is somewhat more important for the Company's Direct Loan and insurance agency operations. However, other satisfactory locations are generally available for lease at comparable rates and for comparable terms in each locality served by the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company presently is not a party to any material legal proceedings nor is it aware of any material threatened litigation against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Due to the relatively small number of shares held by non-affiliates of the Company, there is no active and liquid trading market for the Company's common stock. The common stock does trade occasionally in the over-the-counter market and is quoted in the OTC Bulletin Board service operated by the National Association of Securities Dealers, Inc. At March 17, 1999, there were 188 shareholders of record based upon information provided to the Company. The following table presents high and low bid information for the common stock during the periods indicated. These quotations reflect prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                    High                    Low
                                                    ----                    ---

     First Quarter 1997                             11.00                   9.00

     Second Quarter 1997                            10.00                   9.00

     Third Quarter 1997                             10.00                   8.50

     Fourth Quarter 1997                             9.25                   8.75

     First Quarter 1998                              8.13                   7.68

     Second Quarter 1998                             7.80                   7.70

     Third Quarter 1998                              8.27                   7.63

     Fourth Quarter 1998                            10.00                   7.15

The Company has not paid any dividends on common stock during the past two years. At the present time, there are no plans to pay any cash dividends on common stock. The Revolving Credit Facility restricts the Company from paying any cash dividends in excess of 25% of net income for the year.

In July 1998, the Company, through a private placement with Jack W. Robinson, a director of the Company at that time, exchanged all of the outstanding 27,076 shares held by Mr. Robinson of Series B Preferred stock, plus 29,200 shares of common stock held by Mr. Robinson, for 56,276 shares of Series D Cumulative Preferred Stock. The Series D Preferred Stock pays annual dividends of $.80 per share, and is redeemable at any time by the Company at $10 per share. Mr. Robinson resigned as a director of the Company in December, 1998, and in January 1999, the Company repurchased all of the common and preferred shares held by Mr. Robinson at $10 per share.

In December 1998, the Company, through a private placement, sold 800,000 shares of Series E Cumulative Preferred Stock for $10 per share to FINOVA Capital Corporation, the Company's primary lender. The stock pays a variable rate dividend of prime minus 1% through October 31, 2003, and prime plus 3% thereafter. The preferred stock is redeemable by the Company at any time at a price of $10 per share. As part of the agreement governing the issuance of stock, the Company reduced its overall credit line with FINOVA from $100,000,000 to $92,000,000. Although the company has no obligation to redeem the stock at any time, under the terms of the agreement, FINOVA has the right, at its option, to ask Mr. James D. Thaxton, CEO and majority shareholder in the Company, to repurchase the stock.

Neither of these transactions were registered under the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption from such registration provided by Section 4 (2) of the Act for transactions not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL DEVELOPMENT, GROWTH AND TRENDS

Prior to 1991, the Company primarily was engaged in making and servicing direct consumer and insurance premium finance loans to Non-prime Borrowers. In 1991, the Company made a strategic decision to begin diversifying its portfolio by actively seeking to finance purchases of used automobiles by Non-prime Borrowers. Management believed that the expertise it had developed in extending and servicing installment credit to Non-prime Borrowers would enable it to profitably finance used automobile purchases by borrowers having similar credit profiles. The Company facilitated its entry into this segment of the consumer credit industry by engaging additional senior and mid-level management personnel with substantial used automobile lending experience. Since 1991, the Company has evolved into a diversified consumer financial services company engaged in used automobile lending through the purchase and servicing of Automobile Sales Contracts, the origination and servicing of Direct Loans and Premium Finance Contracts, selling insurance products on an agency basis and originating residential mortgage loans. Additionally, in 1998 the Company entered the commercial lending business, and engages in factoring and secured commercial lending for small and medium size businesses.

During 1998, the Company opened consumer lending finance offices in Charlotte, NC, and Beaufort, SC. Additionally, the Company acquired four consumer finance offices formerly owned by Budget Financial Service, Inc., ("Budget"). The offices are located in Amory and Aberdeen, Mississippi, and in Vernon and Hamilton, Alabama.

The Company acquired all of the outstanding capital stock of Paragon in November, 1998, in exchange for 300,000 shares of the Company's stock plus $100,000 in cash. Paragon is incorporated under the laws of the State of North Carolina and operates as a licensed mortgage banker through nine offices in the states of North Carolina and South Carolina.

Thaxton Insurance acquired twenty-two non-standard insurance agency offices located in three southwestern states -- Arizona, Nevada, and New Mexico.

The following table sets forth certain information with regard to growth in the Company's finance receivable portfolio.



                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                        1998                       1997
                                                                        ----                       ----

AUTOMOBILE SALES CONTRACTS
        Total balance at year end, net (1)                             $27,774,997           $37,463,211
        Average account balance at year end                                  3,190                 3,247
        Interest income for the year                                     8,112,770             9,900,934
        Average interest rate earned                                         24.71%                25.59%
        Number of accounts at year end                                       8,708                11,537

DIRECT LOANS
        Total balance at year end, net (1)                             $24,391,966           $12,302,995
        Average account balance at year end                                  2,821                 1,719
          Interest income for the year                                   4,378,825             3,110,850
        Average interest rate earned                                         27.45%                28.08%
        Number of accounts at year end                                       9,367                 7,159

PREMIUM FINANCE CONTRACTS
        Total balance at year end, net (1)                              $3,228,160            $3,860,936
        Average account balance at year end                                    296                   319
        Interest income for the year                                       733,477               573,005
        Average interest rate earned                                         18.49%                17.04%
        Number of accounts at year end                                      11,288                12,108




(1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases ("Net Finance Receivables").

 Management believes the best opportunities for continued growth in the Company's Automobile Sales Contract and Direct Loan portfolios lie in the opening or acquisition of new finance offices in small to medium-sized markets in the states where the Company presently operates and contiguous states that management believes to be under served by its competitors. The Company opened five new finance offices in 1997 and added six additional offices in 1998 (two offices were opened, and four were added through acquisition). While there are certain risks associated with such expansion, management believes that its ability to identify and retain finance office management personnel having established relationships with local independent dealers, its expertise in extending and servicing credit to Non-prime Borrowers, and other factors will enable it to manage anticipated growth in its finance office network and in its Automobile Sales Contract and Direct Loan portfolios. The Company will seek to expand its Premium Finance Contract portfolio by establishing and broadening relationships with insurance agencies having a client base in need of premium financing. The Company also periodically may make bulk purchases of Automobile Sales Contracts and Premium Finance Contracts if such purchases are deemed beneficial to the Company's competitive position and portfolio mix and will seek opportunities to expand its network of insurance offices primarily through the acquisition of independent insurance agencies.

 In January 1999, Thaxton Investment Corporation ("Thaxton Investment") was organized by James D. Thaxton. Thaxton Investment's board of directors and executive officers are, with one exception, identical. With 100% financing provided by the Company's primary lender, Thaxton Investment acquired the consumer finance operations of First Plus Consumer Finance, Inc., consisting of 144 Direct Loan offices in 7 states, including 31 offices in South Carolina. While Thaxton Investment is a separate legal entity from the Company, the Company's exectuve officers and other administrative personnel of the Company will devote a substantial portion of their management time in future periods to Thaxton Investment. Thaxton Investment will be charged a monthly management fee to compensate the Company for the time and resources utilized by Thaxton Investment. The management fee was based upon time estimates of Company personnel for anticipated work to be performed for the benefit of Thaxton Investment, and included the reimbursement of other direct costs anticipated to be incurred by the Company. It is estimated that the Company's pretax income will increase by approximately $370 thousand as a result of this fee.


NET INTEREST MARGIN

The following table sets forth certain data relating to the Company's net interest margin for the years ended December 31, 1998 and 1997.


                                                                1998                     1997
                                                                ----                     ----
  Average Net Finance Receivables(1)                        $52,919,907              $53,058,041
  Average notes payable(1)                                   47,095,575               45,739,084

  Interest and fee income (2)                                15,727,484               15,808,386
  Interest expense (3)                                        4,366,757                4,484,600
                                                              ---------                ---------

  Net interest income                                        11,360,727               11,323,786

  Average interest rate earned(1)                               29.72%                    29.79%
  Average interest rate paid(1)                                  9.27%                     9.80%
                                                                 -----                     -----

  Net interest rate spread                                       20.45%                   19.99%

  Net interest margin(4)                                         21.47%                   21.34%



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

RESULTS OF OPERATIONS

COMPARISON OF 1998 TO 1997. Finance receivables at December 31, 1998 were $80,684,786 versus $67,558,269 at December 31, 1997, a 19% increase. The Company opened or acquired six new finance branch offices and also began offering commercial loans during 1998. Additionally, the acquisition of Paragon, a mortgage banking company, with loans held for sale of approximately $11 million at the end of 1998, contributed to this increase.

Unearned income at December 31, 1998 was $12,862,542 versus $13,058,066 at December 31, 1997, essentially flat between years, even though receivables were increased significantly. This is primarily attributable to three factors: (1) The increase in interest bearing receivables which have no unearned income associated with them, and include the mortgage loans held for sale, the commercial loans, and a growing number of consumer loans; (2) The aging of the automobile sales finance portfolio as the company attempts to shift its emphasis away from automobile sales finance contracts and into higher yielding consumer loans; and (3) The increased percentage of consumer loans in the portfolio, which have on average, shorter maturities, and hence smaller unearned interest balances at date of inception.

The allowance for credit losses remained relatively stable between years, $4,710,829 at December 31, 1998 versus $4,809,400 at December 31, 1997, a 2%
decline. Credit losses also remained relatively flat between years, $4,105,031 for 1998 versus $3,965,532 for 1997, and credit losses expressed as a percentage of ending net finance receivables declined from 7.4% in 1997 to 6.2% in 1998. After giving effect to the shifting portfolio mix, the allowance for credit losses required by the Company's reserve methodology indicated appropriateness of the ending reserve balance for 1998.

Interest and fee income for the twelve months ended December 31, 1998 was $15,727,484, compared to $15,892,683 for the twelve months ended December 31, 1997, a 1% decline. Interest expense remained essentially constant between years, $5,037,289 for the twelve months ended December 31, 1998 versus $5,023,179 for the comparable period of 1997. The static level of interest income and interest expense follows the portfolio. Virtually all of the portfolio growth occurred at the end of 1998, coinciding with the acquisition of Budget and Paragon in the autumn of 1998. For most of 1998, the level of average net finance receivables was actually slightly less than the prior year. This was due to a strategic decision by the Company, begun in 1997, to tighten credit guidelines for its automobile sales finance contract portfolio in order to reverse the pattern of increasing credit losses which the Company had experienced over the prior two years. Most of the growth in direct loans occurred in the latter part of 1998, and its affect on interest income will be generated in subsequent years.

Provision for credit losses declined significantly between years, from $6,579,932 in 1997 to $4,046,460 in 1998, or a 39% decline. Credit losses had been increasing in 1996 and 1997, and a large provision for credit loss expense in 1997 was required to build the allowance for credit loss to adequate levels. In 1998, however, due to the Company's tightened credit guidelines instituted during 1997, credit losses were held in check, and in fact declined as a percentage of the portfolio. Accordingly, additional provision for loss expense was not required under the Company's reserve methodology.

Insurance premiums and commissions net of insurance cost increased to $6,590,849 for the twelve months ended December 31, 1998 from $5,469,667 for the comparable period of 1997, a 20% increase. This was primarily due to increased sales of insurance products to borrowers, brought about by management emphasis on this product line, and increased revenue and insurance commissions from the Thaxton Insurance agency offices. Other income decreased from $1,221,525 for the twelve months ended December 31, 1997 to $962,397 for the comparable period of 1998 due primarily to profit sharing payments to the Company from various insurance carriers in 1997, which were above levels normally experienced.

Total operating expenses increased from $13,210,791 for the twelve months ended December 31, 1997 to $15,777,486 for the comparable period of 1998, a 19% increase. The increase in expenses was due, in large part, to the acquisition in the latter part of 1998 of Paragon, the four finance offices from Budget, and the acquisition of the insurance agency offices in Arizona, Nevada, and New Mexico by Thaxton Insurance. Additionally, there was a general increase in other operating costs associated with the start up of the commercial lending and non-standard insurance agency programs, and administering a larger finance receivable portfolio.

The Company generated a net loss for the twelve months ended December 31, 1998 of $1,084,017 as compared to a net loss of $1,506,333 for the comparable period of 1997, a 28% decrease. The decrease in net loss is attributed to improved performance with respect to credit losses, and the corresponding decrease in required provision for loan loss in order to maintain an adequate allowance for credit loss.

Stockholders' equity increased from $5,969,317 at December 31, 1997 to $12,928,872 at December 31, 1998 primarily as a result of the Company's private placement of $8 million of Series E Preferred Stock, partially offset by a reduction in retained earnings caused by the year's net loss from operations.



CREDIT LOSS EXPERIENCE

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the expected future losses of principal and interest in the existing finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral, and management's judgment are factors used in assessing the overall adequacy of the allowance and resulting provision for credit losses. The Company's reserve methodology is designed to provide an allowance for credit losses that, at any point in time, is adequate to absorb the charge-offs expected to be generated by the finance receivable portfolio, based on events or losses that have occurred or are known to be inherent in the portfolio. The model used by the Company utilizes historical charge-off data to predict the charge-offs likely to be generated in the future by the existing finance receivable portfolio. The model takes into consideration overall loss levels, as well as losses by originating office and by type, and develops historical loss factors which are applied to the current portfolio. In addition, changes in dealer and bulk purchase reserves are reviewed for each individual dealer and bulk purchase, and additional reserves are established for any dealer or bulk purchase if coverage is deemed to have declined below adequate levels. The Company's charge-off policy is based on an account by account review of delinquent receivables. Losses on finance receivables secured by automobiles are recognized at the time the collateral is repossessed. Other finance receivables are charged off when they become contractually past due 180 days, unless extenuating circumstances exist leading management to believe such finance receivables will be collectible. Finance receivables may be charged off prior to the normal charge-off period if management deems them to be uncollectible.

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

The following table sets forth the Company's allowance for credit losses at December 31, 1998 and 1997, and the credit loss experience over the periods presented for its finance receivables. (1)

                                                                         1998                      1997
                                                                         ----                      ----
 Net finance receivables(1)                                        $56,130,791               $54,500,203
 Allowance for credit losses                                         4,710,829                 4,809,400
 Allowance for credit losses as a percentage of
 net finance receivables(1)                                               8.39%                     8.82%

 Dealer reserves and discounts on bulk purchases                    $1,241,633                $1,028,575
 Dealer reserves and discounts on bulk purchases as
 percentage of Net Automobile Sales Contracts at
 period end                                                               3.46%                     2.67%

Allowance for credit losses and dealer reserves and
 discount on bulk purchases (2)                                     $5,952,462                $5,837,975
 Allowance for credit losses and dealer reserves
 as a percentage of finance receivables                                  10.60%                    10.71%

 Provision for credit losses                                        $4,046,460                $6,579,932

Charge-offs (net of recoveries)                                      4,145,031                 3,965,532
 Charge-offs (net of recoveries) as a percentage of                       7.64%                     7.47%
 average net finance receivables (3)



(1) Net finance receivable balances are presented net of unearned finance charges, and exclude mortgage warehoused loans and commercial finance receivables.
(2)   Excludes valuation discount for acquired loans
(3)   Average net receivables computed using month end balances



The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:


                                                                                 At December 31,
                                                                                 ---------------
                                                                              1998           1997
                                                                              ----           ----
  Automobile Sales Contracts and Direct Loans                               $734,359       $551,363
  contractually past due 90 days or more (1)

  Automobile Sales Contracts and Direct Loans (1)                          52,166,963      49,766,206
  Automobile Sales Contracts and Direct Loans                                    1.41%           1.11%
  contractually past due 90 days or more as a
  percentage of Automobile Sales Contracts and Direct
  Loans

  (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                                                At December 31,
                                                                                ---------------
                                                                           1998                1997
                                                                           ----                ----
Premium finance contracts contractually past due 60                     $119,345              $89,331
days or more(1)
Premium finance contracts outstanding(1)                                 3,228,160          3,860,936
Premium finance contracts contractually past due 60
days or more as a percentage of premium finance                           3.6%                  2.3%
contracts

(1) Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally finances its operations and new offices through cash flow from operations and borrowings under the revolving credit facility extended by FINOVA Capital Corporation ( the "Revolving Credit Facility"). The Revolving Credit Facility, which provides for borrowings of up to $92 million, matures on October 31, 2003. The facility consists of five tranches. The primary tranche is used to finance consumer receivables and provides for advances of up to $92 million, less any amounts advanced under the secondary tranches. Tranche B, one of the secondary tranches, is also used to finance consumer receivables and allows the Company to borrow up to $10 million against a higher percentage of Net Finance Receivables than under the primary tranche. The Company borrows against Tranche B only when it has exhausted available borrowings under the primary tranche. The Revolving Credit facility also provides a $5 million tranche dedicated to non-consumer receivables, a $25 million tranche established to provide a mortgage loan warehouse facility, and a $10 million tranche which permits borrowings against insurance commissions. As of December 31, 1998, $47.0 million was outstanding under the Revolving Credit Facility, $37.2 million of which had been advanced under the primary tranche and $9.8 million of which had been advanced under secondary tranches. At December 31, 1998, there were no advances under Tranche B. Under the terms of the Revolving Credit Facility, the Company's Net Finance Receivables at December 31, 1998 would have allowed it to borrow an additional $8.3 million against existing collateral, with $45 million of total potential capacity available for borrowing against qualified finance receivables generated by the Company in future periods. The interest rate for borrowings is the prime rate published by Citibank, N.A. (or other money center bank designated by the lender) plus one percent per annum for the primary tranche, the non-consumer receivable tranche, and the mortgage loan tranche, plus five percent per annum for Tranche B and plus two percent per annum for the insurance commission tranche. The interest rate is adjusted monthly to reflect fluctuations in the designated prime rate. Accrued interest on borrowings is payable monthly. Principal is due in full on the maturity date and can be prepaid without penalty. The Revolving Credit Facility is secured by substantially all of the Company's assets and requires the Company to comply with certain restrictive covenants, including covenants to maintain a certain debt to equity ratio, tangible net worth, annual net income within prescribed limits, and a covenant to limit annual distributions to common stockholders to 25% of net income.

In 1997, the Company began issuing subordinated term notes to individual investors in an intrastate public offering registered with the State of South Carolina. The registration of a similar offering was declared effective by the U.S. Securities and Exchange Commission in March 1998, and the Company now offers notes under this federal registration. Maturity terms on these notes range from daily to sixty months, and interest rates vary in accordance with market rates. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. Approximately $11.1 million in notes were outstanding as of December 31, 1998. Proceeds from the issuance of these notes generally are used to repay borrowings under the Revolving Credit Facility.

Cash flows from financing activities during the years ended December 31, 1998 and 1997 were as follows:

                                                        1998            1997
                                                ------------    ------------
Proceeds from the issuance of preferred stock   $  7,907,323    $    718,067
Repurchase of common stock                        (1,075,732)       (137,983)
Dividends paid                                      (258,289)             --
Net increase in line of credit                       255,000       4,079,053
Net increase in notes payable                      5,754,188       1,303,226
                                                ------------    ------------

Total
                                                $ 17,842,097    $  5,962,363
                                                ============    ============

Management believes that the maximum borrowings available under the Revolving Credit Facility, in addition to cash expected to be generated from operations and the sale of subordinated notes, will provide the resources necessary to fund the Company's liquidity and capital needs through 1999.

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

IMPACT OF YEAR 2000

The Company recognizes that there is a business risk in computerized systems as we move into the next century. If computer systems misinterpret the date, items such as interest calculations on loans will be incorrect. This is commonly called the "Year 2000 Problem." A number of computer systems used by the Company in its day to day operations may be affected by this problem. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could fail or generate erroneous data.

In the ordinary course of business, the Company has replaced a significant portion of its non-compliant hardware and software with Year 2000 compliant systems. The Company has minimal proprietary processing software -- virtually all key sub-systems, payroll system, and general ledger were written, and are maintained by reputable outside vendors. The Company has confirmed with licensors from which it licenses software that all such software is Year 2000 compliant. The majority of vendor licensors have offered or provided the Company the results of their Year 2000 testing.

With respect to our systems, networks, and licensed software, management has established a project team which has identified affected systems and is currently working to ensure that the advent of the year 2000 will not disrupt operations. This project team reports periodically to senior management. The company is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained. The estimated cost to the Company for these corrective actions, and the related hardware required to run the upgraded software was originally estimated at approximately $1 million. A significant portion of this budget has already been spent, much of it on upgrading hardware throughout our branch network. The remaining amounts to be incurred are included in the Company's capital and operating budgets for 1999.

The Company has taken significant steps toward insuring that the Year 2000 will not adversely affect our ability to function. However, it should be noted that incomplete or untimely compliance would have a material adverse impact on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not anticipate the adoption of the provisions of SFAS No. 133 will significantly impact the Company's financial reporting.

For the year ended December 31, 1998, the Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the presentation of descriptive information about reportable segments consistent with that used by management of the Company to assess performance. Additionally,

SFAS No. 131 requires disclosure of certain information by geographic region. This disclosure is presented in footnote 13 of the Company's Audited Financial Statements included in this report.

ITEM 7. FINANCIAL STATEMENTS












                            THE THAXTON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                  (WITH INDEPENDENT AUDITORS' REPORTS THEREON)

                          Independent Auditors' Report





THE BOARD OF DIRECTORS
THE THAXTON GROUP, INC.

We have audited the accompanying consolidated balance sheet of The Thaxton Group, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of The Thaxton Group, Inc. and subsidiaries as of December 31, 1997, were audited by other auditors whose report dated March 25, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Thaxton Group, Inc. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                Cherry, Bekaert & Holland, LLP


Charlotte, North Carolina
March 24, 1999

                             THE THAXTON GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

                                                                             1998              1997
                                                                             ----              ----
ASSETS

Cash                                                                     $   780,864        1,162,793
Finance receivables, net                                                  61,869,782       48,662,228
Premises and equipment, net                                                2,843,753        2,003,787
Accounts receivable                                                        1,252,412        1,616,570
Repossessed automobiles                                                      603,288          744,030
Goodwill and other intangible assets                                       8,305,129        3,894,956
Other assets                                                               3,340,784        2,881,308
                                                                           ---------        ---------

                                Total assets                              78,996,012       60,965,672
                                                                          ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accrued interest payable                                                     428,906         420,863
Notes payable                                                             62,144,209      51,071,066
Notes payable to affiliates                                                  778,990       1,015,358
Accounts payable                                                             928,580       1,357,739
Employee savings plan                                                      1,070,425       1,045,533
Other liabilities                                                            716,030          85,796
                                                                         -----------     -----------

     Total liabilities                                                    66,067,140      54,996,355
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY

Preferred Stock $.01 par value,
Series A: 400,000 shares authorized, issued and outstanding
    175,014 shares in 1998, 178,014 in 1997
                                                                               1,750         1,780
Series B: 40,000 shares authorized, issued and outstanding
    no shares in 1998 and 27,076 shares in 1997
                                                                                  --           271
Series C: 50,000 shares authorized, issued and
  outstanding in 1998 and 1997
                                                                                 500           500
Series D:  56,276 shares authorized, issued and outstanding
     56,276 shares in 1998 and no shares in 1997                                 563           ---

Series E:  800,000 shares authorized, issued and outstanding
    800,000 shares in 1998 and no shares in 1997                               8,000           ---


Common stock, $.01 par value; authorized 50,000,000 shares, issued and
outstanding 3,885,218 shares in 1998, 3,795,600 shares in 1997                38,852        37,956
Additional paid-in-capital                                                12,184,057     4,521,354
Deferred stock award                                                              --      (630,000)
Retained earnings                                                            695,150     2,037,456
                                                                         -----------   -----------

     Total stockholders' equity                                           12,928,872     5,969,317
                                                                         -----------   -----------
     Total liabilities and stockholders' equity                          $78,996,012    60,965,672
                                                                         ===========   ===========

See accompanying notes to consolidated financial statements

                                          THE THAXTON GROUP, INC.
                                     Consolidated Statements of Income
                                   Years Ended December 31, 1998 and 1997


                                                                               1998             1997
                                                                               ----             ----
Interest and fee                                                           $15,727,484       15,892,683
Interest expense                                                             5,037,289        5,023,179
                                                                             ---------        ---------

     Net interest income                                                    10,690,195       10,869,504
Provision for credit losses                                                  4,046,460        6,579,932
                                                                             ---------        ---------

Net interest income after provision for credit losses                        6,643,735        4,289,572
                                                                             ---------        ---------
Other income:
     Insurance premiums and commissions, net                                 6,590,849        5,469,667
     Other income                                                              962,398        1,221,525
                                                                             ---------        ---------
     Total other income                                                      7,553,247        6,691,192
                                                                             ---------        ---------

Operating expenses:
     Compensation and employee benefits                                      8,636,026        6,799,738
     Telephone, postage, and supplies                                        1,960,292        1,511,477
     Net occupancy                                                           1,460,174        1,528,218
     Reinsurance claims expense                                                314,995          355,437
     Insurance                                                                 414,304          128,916
     Collection expense                                                        132,488           94,462
     Travel                                                                    153,046          176,186
     Professional fees                                                         452,152          260,410
     Other                                                                   2,254,009        2,355,947
                                                                             ---------        ---------

     Total operating expenses                                               15,777,486       13,210,791
                                                                            ----------       ----------

     Income (loss) before income tax expense                                (1,580,504)      (2,230,027)
Income tax expense (benefit)                                                  (496,487)        (723,694)
                                                                            ----------       ----------
     Net income (loss)                                                     $(1,084,017)      (1,506,333)
                                                                           ===========       ==========
     Dividends on preferred stock                                             $258,289            4,167
                                                                           ===========       ==========
     Net income (loss) applicable to common shareholders                   $(1,342,306)      (1,510,500)
                                                                           ===========       ==========

     Net income (loss) per common share-- basic and diluted                   $(0.35)             (0.39)
                                                                              =======             ======


See accompanying notes to consolidated financial statements.

                                          THE THAXTON GROUP, INC.
                              Consolidated Statements of Stockholders' Equity
                                   Years Ended December 31, 1998 and 1997

                                                                                   Additional   Deferred                  Total
                                                          Common      Preferred      Paid-in      Stock      Retained  Stockholders'
                                                           Stock        Stock        Capital      Award      Earnings     Equity
                                                       -----------   -----------  -----------  ---------    ---------- -------------

Balance at December 31, 1996                            $  39,322            --    3,504,027   (720,000)    3,547,956     6,371,305
Purchase and retirement of 13,300 shares of stock            (133)           --     (137,850)        --            --      (137,983)
Issuance of 2,007 shares of restricted stock                   20            --       22,057         --            --        22,077
Issuance of 797 shares of stock under Employee
  stock purchase plan                                           8            --        6,343         --            --         6,351
Forfeiture of deferred stock award                           (100)           --      (89,900)    90,000            --            --
Conversion of  89,007 shares of common stock
  into 178,014 shares of Series A preferred stock            (890)        1,780      717,177         --            --       718,067
Conversion of 27,076 shares of common stock
  into 27,076 shares of Series B preferred stock             (271)          271           --         --            --            --
Conversion of subordinated debt into
    50,000 shares of Series C preferred stock                  --           500      499,500         --            --       500,000
Dividends paid on preferred stock                              --            --           --         --        (4,167)       (4,167)
Net loss                                                                                                   (1,506,333)   (1,506,333)
                                                      -----------  ------------ ------------ -----------  ------------  ------------
Balance at December 31, 1997                               37,956         2,551    4,521,354   (630,000)    2,037,456     5,969,317
                                                      -----------  ------------ ------------ -----------  ------------  ------------
Purchase and retirement of 114,761 shares
  of common stock                                          (1,148)           --   (1,074,314)        --            --    (1,075,462)
Issuance of 800,000 shares of
  Series E Preferred Stock                                     --         8,000    7,992,000         --            --     8,000,000
Issuance of 300,000 shares of restricted common
  Stock                                                     3,000            --    1,497,000         --            --     1,500,000
Issuance of 3,580 shares of common stock under
  Employee stock purchase plan                                 36            --       26,590         --            --        26,626
Conversion of 29,200 shares of common stock and
  27,076 shares of Series B Preferred Stock
  into 56,276 of Series D Preferred Stock                    (292)          292           --         --            --            --
Repurchase of 3,000 shares of Series A
  Preferred Stock                                                           (30)     (29,970)        --            --       (30,000)
Cancellation and forfeiture of Deferred Stock Award          (700)           --     (629,300)   630,000            --            --
Costs associated with preferred stock issuance                 --            --     (119,303)        --            --      (119,303)
Dividends paid on preferred stock                              --            --           --         --      (258,289)     (258,289)
Net loss                                                       --            --           --         --    (1,084,017)   (1,084,017)
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1998                         $     38.852        10,813   12,184,057         --       695,150    12,928,872
                                                     ============  ============ ============ ==========  ============   ============

See accompanying notes to consolidated financial statements

                                          THE THAXTON GROUP, INC.
                                   Consolidated Statements of Cash Flows
                                   Years Ended December 31, 1998 and 1997

                                                                                          1998            1997
                                                                                          ----            ----
 Cash flows from operating activites:
 Net income (loss)                                                                 $(1,084,017)     (1,506,333)
 Adjustments to reconcile net income to
 net cash provided by operating activities
     Provision for credit losses                                                     4,046,460       6,579,932
     Depreciation and amortization                                                   1,224,170         958,192
     Deferred taxes                                                                   (300,000)          6,705
     Compensatory grant of stock to employees                                               --          28,428
     Decrease (increase) in other assets                                                41,436        (992,293)
     Increase (decrease) in accrued interest payable and other liabilities             156,506        (200,353)
                                                                                   -----------      ----------
                         Net cash provided by operating activities                   4,084,555       4,874,278
                                                                                   -----------      ----------
 Cash flows from investing activities:
     Net increase in finance receivables                                           (10,398,970)     (8,696,073)
     Capital expenditures for premises and equipment                                (1,490,452)       (706,498)
     Proceeds from sale of premises and equipment                                       79,316          36,875
     Proceeds from sale of investments                                                  46,935          24,481
     Acquisitions, net of acquired cash equivalents                                 (4,976,488)       (754,098)
     Purchase of securities                                                            (42,947)             --
                                                                                   -----------      ----------
                             Net Cash used by investing activities                 (16,782,606)    (10,095,313)
                                                                                   -----------     -----------

 Cash flows from financing activities:
     Proceeds from the issuance of preferred stock                                   7,907,323         718,067
     Notes payable to affiliates                                                      (236,368)             --
     Repurchase of common stock                                                     (1,075,732)       (137,983)
     Dividends paid                                                                   (258,289)             --
     Net increase in line of credit                                                    255,000       4,079,053
     Net increase in notes payable                                                   5,754,188       1,303,226
     Repurchase of preferred stock                                                     (30,000)             --
                                                                                   -----------      ----------
                         Net cash provided by financing activities                  12,316,122       5,962,363
                                                                                   -----------      ----------
 Net increase (decrease) in cash                                                      (381,929)        741,328
 Cash at beginning of period                                                         1,162,793         421,465
                                                                                   -----------      ----------
 Cash at end of period                                                            $    780,864       1,162,793
                                                                                  ============      ==========
 Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                    5,029,246       4,874,912
         Income taxes                                                                       --          36,843

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina and operates, primarily through subsidiaries, finance branches in seven southeastern states, and insurance agency branches in six states located in the southeast and southwest. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. ("Thaxton Insurance"), which was acquired by the Company in 1996. The Company provides reinsurance through a wholly owned subsidiary, TICO Reinsurance, Ltd. ("TRL"). Through a wholly owned subsidiary, Paragon, Inc., the Company is also engaged in mortgage banking, originating mortgage loans to individuals. The Company sells substantially all mortgage loans it originates to independent third parties. Through another wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


(A) INTEREST AND FEE INCOME: Interest income from finance receivables is recognized using the interest (actuarial) method on an accrual basis. Accrual of income on finance receivables continues until the receivable is either paid off in full or is charged off. Fee income consists primarily of late fees which are credited to income when they become due from borrowers. For receivables which are renewed, interest income is recognized using a method similar to the interest method.


(B) ALLOWANCE FOR CREDIT LOSSES: Additions to the allowance for credit losses are based on management's evaluation of the finance receivables portfolio considering current economic conditions, overall portfolio quality, charge-off experience, and such other factors which, in management's judgment, deserve recognition in estimating credit losses. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible or six months has elapsed since the date of the last payment, whichever occurs first. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

(C) NON-FILE INSURANCE: Non-file insurance is written in lieu of recording and perfecting the Company's security interest in the assets pledged to secure certain loans. Non-file insurance premiums are collected from the borrower on certain loans at inception and renewal and are remitted directly to an unaffiliated insurance company. Certain losses related to such loans, which are not recoverable through life, accident and health, or property insurance claims, are reimbursed through non-file insurance claims subject to policy limitations. Any remaining losses are charged to the allowance for credit losses.

(D) PREMISES AND EQUIPMENT: Premises and equipment are reported at cost less accumulated depreciation which is computed using the straight-line method for financial reporting and accelerated methods for tax purposes. For financial reporting purposes the Company depreciates furniture and equipment over 5 years, leasehold improvements over the remaining term of the related lease, and automobiles over 3 years. Maintenance and repairs are expensed as incurred and improvements are capitalized.


(E) INSURANCE: The Company remits a portion of credit life, accident and health, property and auto insurance premiums written in connection with certain loans to an unaffiliated insurance company at the time of origination. Any portion of the premiums remitted to this insurance company which are not required to cover their administrative fees or to pay reinsurance claims expense are returned to the Company through its reinsurance subsidiary, TRL, and are included in insurance premiums and commissions in the accompanying consolidated statements of income. Unearned insurance commissions are accreted to income over the life of the related insurance contracts using a method similar to that used for the recognition of finance charges. Insurance commissions earned by Thaxton Insurance are recognized as services are performed in accordance with Thaxton Insurance's contractual obligations with the underwriters, but not before protection is placed with insurers.

(F) EMPLOYEE SAVINGS PLAN: The Company offers a payroll deduction savings plan to all its employees. The Company pays interest monthly at an annual rate of 10% on the prior month's ending balance. Employees may withdraw savings on demand, subject to a subordination agreement with the Company's primary lender.

(G) INCOME TAXES: Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes (Statement 109), requires the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) EARNINGS PER SHARE: The Company adopted the provisions of SFAS 128, "Earning per Share" ("EPS") in 1997. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents calculated based upon the average market price. Common stock equivalents consist of stock options issued by the Company, and are computed using the treasury stock method.

(I) INTANGIBLE ASSETS: Intangible assets include goodwill, expiration lists, and covenants not to compete related to acquisition made by the Company. Goodwill represents the excess of the cost over the fair value of net assets acquired at the date of acquisition. Goodwill is amortized on a straight-line basis, generally over a fifteen to twenty year period. The expiration lists are amortized over their estimated useful lives, generally twenty years on a straight-line basis. Covenants not to compete are amortized according to the purchase contract over five to six years on a straight-line basis. Recoverability of recorded intangibles is evaluated by using undiscounted cash flows.

(J) STOCK OPTIONS: Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income or the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to the financial statements if the Company continues to use the intrinsic value method in accordance with APB 25. The Company will continue such accounting under the provisions of APB 25.

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS: All financial assets of the Company are short term in nature and all liabilities are substantially at variable rates of interest. As such, the carrying values of these financial assets and liabilities approximate their fair value. A small percentage of subordinated notes payable are at fixed rates, with terms up to sixty months in maturity. For these liabilities, an evaluation is made annually to assess the appropriateness of the carrying value.

(L) REPOSSESSED ASSETS: Repossessed assets are recorded at their estimated fair value less costs to dispose. Any difference between the loan balance and the fair value of the collateral on the date of repossession is charged to the allowance for credit losses.


(2)    BUSINESS COMBINATIONS

On November 13, 1998, the Company acquired all of the outstanding capital of stock of Paragon, Inc. ("Paragon"), a North Carolina corporation, for $1.6 million consisting of $100,000 in cash and 300,000 shares of the Company's common stock. Stock issued in the acquisition was valued at $5 per share based on market prices near the date of acquisition with consideration given to the one year required holding period on the shares issued. Paragon operates as a licensed mortgage banker through nine offices in North and South Carolina. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of $1,630,000 has been recorded as goodwill and is being amortized on a straight-line basis over seven years.

On October 27, 1998, the Company acquired substantially all of the assets of the finance operations in Alabama and Mississippi from Budget Financial Services, Inc. ("Budget") for cash of $3 million. Budget operates in the consumer finance business. The purchase was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of $1,273,000 has been recorded as goodwill and is being amortized on a straight-line basis over five years.

During September and October 1998, the Company acquired substantially all of the assets of two Arizona insurance agencies, Inter-Combined Agencies, Inc. ("ICA") and National Insurance Centers, Inc. ("NIC") for cash of $1.8 million. ICA is in the business of acting as agent for property and casualty insurance. NIC is in the business of acting as agent for non-standard automobile insurance. The purchase price in each of these acquisitions was allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The combined excess of the purchase price over the fair value of net assets acquired of $1,371,000 has been recorded as goodwill and is being amortized on a straight-line basis over fifteen years.

The acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. The following table presents unaudited pro forma combined results of operations as if the acquisitions had occurred at the beginning of each year presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had occurred at the beginning of 1997.

                                                      1998              1997
                                                      ----              ----

     Total revenues                             $34,200,000      $33,900,000
     Net income (loss)                          $(1,900,000)     $(1,800,000)

     Basic and Diluted earnings
       per share                                      $(.50)           $(.46)




(3)    FINANCE RECEIVABLES

Finance receivables consist of the following at December 31, 1998 and 1997:


                                                        1998              1997
                                                        ----              ----

      Automobile Sales Contracts                  $37,124,775        48,098,657
      Direct Loans                                 27,852,566        15,449,004
      Mortgage Loans                               11,096,383                 -
      Premium Finance Contracts                     3,343,320         4,010,608
      Commercial Loans                              1,267,742                 -
                                                  -----------       -----------

          Total finance receivables                80,684,786        67,558,269

      Unearned interest                           (11,914,393)      (12,902,552)
      Unearned insurance premiums, net              (275,476)          (155,514)
      Valuation discount for acquired loans         (672,673)                 -
      Bulk purchase discount                        (260,743)          (359,945)
      Dealer hold back                              (980,890)          (668,630)
      Allowance for credit losses                  (4,710,829)       (4,809,400)
                                                  -----------       -----------

      Finance receivables, net                    $61,869,782        48,662,228
                                                  ===========       ===========


Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $5,659,000 and $602,000, respectively, at December 31, 1998 and approximately $8,328,000 and $360,000, respectively, at December 31, 1997. With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $24,463,738 and $640,000, respectively, at December 31, 1998 and approximately $31,593,000 and $669,000, respectively, at December 31, 1997.

The valuation discount for acquired loans relates to our acquisition of four finance offices from Budget. The amount of finance receivables, net of unearned interest and insurance, and related valuation discount at December 31, 1998, were $2,564,085 and $672,673.

At December 31, 1998, there were no significant concentrations of receivables in any type of property or to one borrower. These receivables are pledged as collateral for a line of credit agreement (see note 7).

Changes in the allowance for credit losses for the years ended December 31, 1998 and 1997 are as follows:

                                                       1998             1997
                                                       ----             ----

      Beginning balance                            $4,809,400         2,195,000

      Provision for credit losses                   4,046,460         6,579,932

      Charge-offs                                  (4,307,260)       (4,129,313)
      Recoveries                                      162,229           163,781
                                                   -----------       -----------
      Net charge-offs                              (4,145,031)       (3,965,532)
                                                   -----------       -----------

      Ending balance                               $4,710,829         4,809,400
                                                   ==========         =========


The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.


(4)    PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 1998 and 1997 follows:

                                                      1998              1997
                                                      ----              ----

      Leasehold improvements                        $ 712,709           591,596
      Furniture and fixtures                          806,668           558,566
      Equipment and automobiles                     3,871,999         2,719,773
                                                    ---------         ---------

              Total cost                            5,391,376         3,869,935
      Accumulated depreciation                      2,547,623         1,866,148
                                                    ---------         ---------

              Net premises and equipment           $2,843,753         2,003,787
                                                   ==========         =========


Depreciation expense was approximately $721,000 and $617,000 in 1998 and 1997, respectively.

(5)    INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 1998 and 1997:

                                                        1998             1997
                                                        ----             ----

      Covenants not to compete                      $  118,495           118,494
      Goodwill and purchase premium                  7,051,516         2,608,390
      Insurance expirations                          3,114,363         2,657,399
                                                     ---------         ---------

              Total cost                            10,284,374         5,384,283

      Less accumulated amortization                  1,979,245         1,489,327
                                                     ---------         ---------

      Intangible assets, net                        $8,305,129         3,894,956
                                                    ==========         =========


The majority of the intangibles were acquired by the Company in connection with its acquisition of Thaxton Insurance, the acquisition of Paragon, and the acquisition of four finance offices from Budget. Amortization expense was approximately $503,000 and $341,000 in 1998 and 1997, respectively.


(6)    LEASES

The Company conducts all of its operations from leased facilities. It is expected that in the normal course of business, leases that expire will be renewed at the Company's option or replaced by other leases or acquisitions of other properties. Total rental expense was approximately $801,000 in 1998 and $662,000 in 1997. The future minimum lease payments under noncancelable operating leases as of December 31, 1998, are as follows:


1999                           $  819,873
2000                              562,912
2001                              322,756
2002                              185,668
2003                               74,263
Thereafter                          6,251
                               ----------

Total minimum lease payments   $1,971,722
                               ==========


Four of the office buildings in which the Company conducts business are owned by related parties. These premises are leased to the Company for a total monthly rental of approximately $4,700.

(7)    NOTES PAYABLE AND NOTES PAYABLE TO AFFILIATES

At December 31, 1998 and 1997, notes payable consist of the following:

                                                                                             1998          1997
                                                                                             ----          ----
Lines of Credit                                                                       $46,950,000   $46,695,000
Warehouse credit lines for mortgage loans at various rates and maturities               3,638,220             -
Notes payable to individuals with varying maturity dates and rates ranging from
5 1/4% to 12%                                                                          10,281,246     3,160,577
Note payable to finance company collateralized by an aircraft, due in monthly
installments of $9,091 through July 2003 including interest at 8.99%                      408,583       477,545
Other                                                                                     866,160       737,944

Total notes payable                                                                   $62,144,209   $51,071,066
                                                                                      ===========   ===========


Note payable to affiliates, with varying maturity dates and rates ranging from
6.25% to 10%                                                                             $778,990    $1,015,358
                                                                                         ========    ==========

A schedule of maturities of long-term debt is as follows:

                                  Year Ending
                                 December 31,                    Amount
                                 ------------                    ------
                                         1999               $11,042,241
                                         2000                 1,257,986
                                         2001                 2,513,734
                                         2002                 1,053,297
                                         2003                47,014,369
                                   Thereafter                    41,572
                                                                 ------

                                        Total               $62,923,199
                                                            ===========


At December 31, 1998, the Company maintained a line of credit agreement with a commercial finance company for $92 million, maturing on October 31, 2003. At December 31, 1998, the Company's net finance receivables would have allowed it to borrow an additional $8.3 million against existing collateral. The outstanding balance under this line of credit was $46,950,000 at December 31, 1998. There are five tranches under this agreement, Tranche A, B, C, D and F. The total line of credit, amount of credit line available at December 31, 1998, and interest rate for each Tranche is summarized below:

         Tranche A: $92,000,000; $54,833,000; 8.75% (Lender's prime rate + 1%)
         Tranche B: $ 10,000,000; $10,000,000; 12.75% (Lender's prime rate + 5%)
         Tranche C: $ 5,000,000; $ 3,829,000; 8.75% (Lender's prime rate + 1%)
         Tranche D: $ 10,000,000; $ 8,585,000; 9.75% (Lender's prime rate + 2%)
         Tranche F: $ 25,000,000; $17,803,000; 8.75% (Lender's prime rate + 1%)

The borrowing availability under certain Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $45 million total potential borrowing capacity as of December 31, 1998.

The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements which may be amended from time to time. Also, the Company may pay dividends up to 25% of the current year's net income. As of December 31, 1998, the Company met all such ratios and requirements or obtained waivers for any instances of non-compliance.

In 1997, the Company began issuing subordinated term notes to individual investors in an intrastate public offering registered with the State of South Carolina. The registration of a similar offering was declared effective by the U.S. Securities and Exchange Commission in March 1998, and the Company now offers notes under this federal registration. Maturity terms on these notes range from daily to sixty months, and interest rates vary in accordance with market rates. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. Approximately $11.1 million in notes were outstanding as of December 31, 1998 and are reflected as notes payable to individuals and notes payable to affiliates.


(8)    BENEFITS

In 1995 the Board of Directors of the Company adopted the Thaxton Group, Inc. 1995 Stock Incentive Plan (the "Incentive Plan"), under which 620,000 shares of common stock were available for grants to key employees of the Company. Awards under the Incentive Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance awards and other common stock and common stock-based awards. Stock options granted under the Incentive Plan may be either incentive stock options or non-qualified stock options. During 1996, the Company granted 20,000 options to employees under the Incentive Plan at an exercise price of $9.00 per share. 10,000 of these options have since been cancelled The remaining options vest and become exercisable in installments of 20% of the shares on each of the first, second, third, fourth, and fifth anniversary dates of the grant. Options to purchase 4,000 shares were exercisable at December 31, 1998. All options granted in 1996 have a contractual maturity of ten years. The grant date fair value of options granted during 1996 was $3.90 per share as determined by using the Black-Scholes option pricing model with the following assumptions: (1) risk-free interest rate of 6.25%; (2) expected life of 5 years; (3) expected volatility of 10.40%; and (4) no expected dividends. These options were immaterial to the proforma net income or earnings per share in 1998 and 1997.

During 1995 the Board of Directors of the Company also adopted the Thaxton Group, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which 100,000 shares of common stock are available for purchase by substantially all employees. The Stock Purchase Plan enables eligible employees of the Company, through payroll deductions, to purchase at twelve-month intervals specified in the Stock Purchase Plan, shares of common stock at a 15% discount from the lower of the fair market value of the common stock on the first day or the last day of the year. The Stock Purchase Plan allows for employee contributions up to 3% of the participant's annual compensation and limits the aggregate fair value of common stock that may be purchased by a participant during any calendar year to $25,000. As of December 31, 1998, 4,377 shares were purchased under this Stock Purchase Plan. This plan was cancelled by the Board of Directors in January, 1999.

Upon the closing of the Company's initial public offering on December 29, 1995, a Senior Executive was awarded 100,000 shares of restricted common stock. Subject to his continued employment by the Company, the award was scheduled to vest in ten annual installments which commenced on the date of the grant. At December 31, 1997, 20,000 shares had vested, 10,000 shares had been voluntarily forfeited by executive, and 70,000 shares of the award remained subject to restriction. In 1998, the executive voluntarily agreed to forfeit any remaining rights or interest in these shares, and the Company repurchased his outstanding 20,000 shares at a price of $10 per share.


(9)    INCOME TAXES

Income tax expense consists of the following:

                     Current    Deferred     Total
                     -------    --------     -----

1998      Federal  $(196,487)  (300,000)  (496,487)
          State             -          -          -
                   ---------   --------   --------
                   $(196,487)  (300,000)  (496,487)
                   =========   ========   ========


1997      Federal  $(727,994)      6,364  (721,630)
          State       (2,405)        341    (2,064)
                      -------        ---    -------

                   $(730,399)      6,705  (723,694)
                   ==========      =====  =========

A reconciliation of the Company's income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

                                                                     1998         1997
                                                                     ----         ----
Statutory rate applied to income before income tax expense        $(537,371)   (758,209)
Increase (decrease) in income taxes resulting from:
     Goodwill amortization                                           43,904      43,909
     TICO Reinsurance Ltd. nontaxable income                        (93,160)   (109,847)
     State taxes, less related federal benefit                      (82,347)    (83,045)
     Valuation allowance adjustment                                  82,347      81,283
     Other                                                           90,140     102,215
                                                                     ------     -------

Income taxes                                                      $(496,487)   $(723,694)
                                                                  ==========   ==========


The effective tax rate was 31.4% and 32.5% for the years ended December 31, 1998 and 1997, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below:

                                                                    1998              1997
                                                                    ----              ----
             Deferred tax assets:
                  Loan loss reserves                          $1,090,357           984,280
                  Federal net operating loss carryforwards       311,078                 -
                  State net operating loss carryforwards         163,630            81,283
                  Other                                           54,819           100,454
                                                               ---------         ---------

             Total gross deferred tax asset                    1,619,884         1,166,017
             Less valuation allowance                            163,630            81,283
                                                               ---------         ---------

             Net deferred tax assets                           1,456,254         1,084,734
                                                               ---------         ---------


             Deferred tax liabilities:
                 Prepaid insurance                             (123,112)         (209,799)
                 Depreciable basis of fixed assets             (162,417)         (139,417)
                 Deferred loan costs                           (313,971)         (250,279)
                 Intangible assets                             (266,486)         (232,115)
                 Other                                          (52,268)          (15,124)
                                                               ---------         ---------

             Total gross deferred tax liability                (918,254)         (846,734)
                                                               ---------         ---------

             Net deferred tax asset                             $538,000           238,000
                                                                ========           =======

The Company recorded deferred tax liabilities of $58,107 related to its 1997 acquisition of Auto-Cycle Insurance Agency, Inc. The balance of the change in the net deferred tax asset, net of the change in the valuation allowance, is reflected as a deferred income tax expense in the accompanying consolidated statements of income.

The change in the valuation allowance for 1998 and 1997 was an increase of $82,347 and $81,283, respectively. The valuation allowance relates to certain state net operating loss carryforwards. It is management's opinion that realization of the net deferred tax asset is more likely than not based upon the Company's history of taxable income and estimates of future taxable income. The

Company's income tax returns for 1994 and subsequent years are subject to review by taxing authorities.

(10)    PREFERRED STOCK

The Company issued three series of preferred stock during 1997, and two additional series of preferred stock in 1998. 400,000 shares of 7.5% cumulative redeemable convertible Series A preferred stock were authorized, and 178,014 were issued in a December 1997 public offering to existing shareholders. The terms of the offering included the conversion of one share of common stock plus $10 for two shares of Series A preferred stock.. For a five year conversion period commencing January 1, 1998, each share of preferred stock can be converted into one share of common stock. The Company may redeem all or a portion of the outstanding shares of Series A stock at any time after December 31, 1999, for $15 per share. The Company repurchased and retired 3,000 shares of Series A Preferred Stock in December 1998.

In December 1997, the Company, through a private placement, issued 27,076 shares of 7.5% cumulative redeemable convertible Series B preferred stock. The terms of this transaction involved the exchange of one share of common stock for one share of preferred stock.. In July 1998, the Company, through a private placement, exchanged all of the 27,076 shares of outstanding Series B Preferred stock, plus 29,200 shares of common stock, for 56,276 shares of Cumulative Series D preferred stock. The Series D preferred stock pays annual dividends of $ .80 per share, and is redeemable at any time by the company at $10 per share. Subsequent to year end, all of the shares of Series D Preferred Stock were repurchased by the Company, and retired.

In December 1997, the Company converted a $500,000 subordinated note held by one corporate investor into 50,000 shares of Series C cumulative redeemable convertible preferred stock. The annual dividends attributable to this series are $1 per share through December 31, 2000, and $1.80 per share, per annum, thereafter. Each share of preferred stock can be converted into one share of common stock after January 1, 1998. The Company may redeem all or a portion of the outstanding shares of Series C stock at any time after December 31, 2000, for $10 per share.

In December 1998, the Company, through a private placement, issued 800,000 shares of Cumulative Series E preferred stock for $10 per share. The stock pays a variable rate dividend rate of prime minus 1% through October 31, 2003, and prime plus 3% thereafter. The stock is redeemable by the Company at any time at price of $10 per share.

(11)    EARNINGS PER SHARE INFORMATION

The following is a summary of the earnings per share calculation for the years ended December 31, 1998 and 1997:

                                                                 1998           1997
                                                                 ----           ----
 BASIC
Net income (loss)                                           $(1,084,017)   $(1,506,333)
Less:  Dividends on preferred stock                             258,289          4,167
                                                            -----------    -----------
 Net income applicable to common shareholders (numerator)    (1,342,306)    (1,510,500)

Average common shares outstanding (denominator)               3,802,759      3,913,083

Earnings (loss) per share -- basic                          $     (0.35)         (0.39)
                                                            ===========    ===========

DILUTED
Net income (loss)                                           $(1,084,017)    (1,506,333)
Less:  Dividends on preferred stock                             258,289          4,167
                                                            -----------    -----------
Net income applicable to common shareholders (numerator)     (1,342,306)    (1,510,500)
                                                            -----------    -----------

Average common shares outstanding                             3,802,759      3,913,083
Dilutive common stock assumed converted                                            234
                                                            -----------    -----------
Average diluted shares outstanding (denominator)              3,802,759      3,913,317
                                                            -----------    -----------

Earnings (loss) per share -- diluted                        $     (0.35)         (0.39)
                                                            ===========    ===========

(12)    SUBSEQUENT EVENTS

On February 1, 1999, the Company's CEO and majority shareholder purchased approximately 144 consumer finance offices from FirstPlus Consumer Finance, Inc., and operates those offices in Thaxton Investment Corporation ("TIC"), a corporation set up for that purpose. Thaxton Investment Corp. is a private corporation, and Mr. Thaxton is the sole shareholder. The Company provides management services to TIC, and charges TIC a reasonable fee for those services. TIC operates in seven states, four of which the Company also operates finance branch offices within. Additionally, some of TIC's finance offices do business using the "TICO" business name.

The Company has embarked on a program of repurchasing and retiring shares of its stock. Since December 1998, approximately 121 thousand shares of stock, or approximately 3% of the outstanding shares, have been repurchased. The shares are being repurchased at $10 per share.


(13)  BUSINESS SEGMENTS

For the year ended December 31, 1998, the Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the presentation of descriptive information about reportable segments consistent with that used by management of the Company to assess performance. Additionally, SFAS No. 131 requires disclosure of certain information by geographic region.

The Company reports its results of operations in three primary segments; consumer finance, mortgage banking and insurance. The consumer finance segment provides financing to consumers with limited credit histories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company's mortgage banking operations are conducted through Paragon, a wholly-owned subsidiary acquired in November 1998. Paragon originates, closes and funds predominantly B and C credit quality mortgage loans, which are warehoused until they can be packaged and sold to long term investors. Paragon receives fee income from originating mortgages and loans are generally sold at a premium to the permanent investor. The Company's insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance for which business is placed.

The following table summarizes certain financial information concerning the Company's reportable operating segments for the years ended December 31, 1998 and 1997:

                               Consumer    Mortgage
                                Finance     Banking   Insurance      Other                   Total
                       1998

      INCOME STATEMENT DATA
              Total revenue  16,217,000     903,000   6,185,000    137,000              23,442,000
        Net interest income  10,467,000                             94,000              10,561,000
Provision for credit losses   4,173,000                             36,000               4,209,000
         Noninterest income   1,262,000               6,185,000    268,000               7,715,000

     Insurance premiums and
           commissions, net   1,126,000               5,449,000     16,000               6,591,000
      Non interest expenses   7,591,000     884,000   7,008,000    294,000              15,777,000
           Depreciation and
               amortization     568,000      32,000     566,000                          1,166,000
                 Net income    (46,000)    (85,000)    (622,000)   (953,000)             (1,084,000)

         BALANCE SHEET DATA
               Total assets  57,361,000  12,609,000   9,017,000      8,000              78,996,000
     Loans, net of unearned
                     income  55,867,000  10,714,000                                     66,581,000
Allowance for credit losses   4,711,000                                                  4,711,000
                Intangibles   1,611,000   1,601,000   5,093,000                          8,305,000

                               Consumer    Mortgage   Insurance      Other                Total
                                Finance     Banking

                       1997

      INCOME STATEMENT DATA
              Total revenue  16,094,000     518,000   5,847,000    124,000              22,583,000
        Net interest income  10,719,000               (454,000)     85,000              10,350,000
Provision for credit losses   6,549,000                             31,000               6,580,000
         Noninterest income     246,000               6,445,000          -               6,691,000
     Insurance premiums and  920,000              -   4,549,000          -               5,469,000
           commissions, net
      Non interest expenses   6,785,000     589,000   5,659,000    177,000              13,210,000
           Depreciation and     498,000      18,000     442,000          -                 958,000
               amortization
                 Net income  (1,029,000)   (44,000)   (357,000)   (77,000)             (1,507,000)

         BALANCE SHEET DATA
               Total assets  53,082,000     107,000   7,257,000    984,000              61,430,000
     Loans, net of unearned  48,941,000                            322,000              49,263,000
                     income
Allowance for credit losses   4,110,000                             99,000               4,209,000
          Intangible Assets     160,000      14,000   3,587,000    266,000               4,027,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(A) On December 14, 1998, The Thaxton Group, Inc. ("The Company") notified KPMG Peat Marwick, LLP ("KPMG") that it was terminating KPMG's appointment as the Company's independent accountants. That termination was approved by the Company's Board of Directors, which also approved the engagement of Cherry Bekaert & Holland, LLP ("CB&H") as the Company's independent accountants for the 1998 fiscal year. The Company filed form 8-K with the Securities and Exchange Commission in December 1998 disclosing this change of accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Company's directors and executive officers and their ages as of March 25, 1999 were as follows:

       NAME                             AGE                 POSITION
       ----                             ---                 --------
James D. Thaxton......................  52                  Chairman of the Board, President and Chief
                                                            Executive Officer

Robert L. Wilson......................  58                  Executive Vice President, Chief
                                                            Operating Officer and Director

Allan F. Ross.........................  50                  Vice President, Chief Financial Officer,
                                                            Treasurer, Secretary and Director

C. L. Thaxton, Sr.....................  75                  Director


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

ALLAN F. ROSS joined the Company in March 1997, and has served as Vice President and Corporate Controller since April 1997, and as a Director, Secretary, Treasurer and Chief Financial Officer since February 1998. From 1989 to 1997, Mr. Ross was the managing partner of a CPA and consulting practice. From 1978 to 1989, Mr. Ross was Vice President and Financial Controls Director of Barclays American Corporation. From 1974 to 1978, Mr. Ross was a practicing CPA with Arthur Andersen & Company, and with Deloitte and Touche, LLP. He is a certified public accountant.

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

ITEM 10. EXECUTIVE COMPENSATION

The table below shows the compensation paid or accrued by the Company, for the year ended December 31, 1998, to or for the account of the Chief Executive Officer and its only other executive officer whose total salary and bonus exceeded $100,000 during 1998 (together, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                                                                          COMPENSATION
                                                             ANNUAL COMPENSATION          ------------
                                                             -------------------             AWARDS
                                                                                             ------
                                                                                           RESTRICTED
NAME AND PRINCIPLE POSITION                    YEAR       SALARY              BONUS        STOCK AWARD
                                                            ($)                ($)             ($)
                                                            ---                ---             ---
James D. Thaxton, President                   1998          119,419           62,317
and Chief Executive Officer                   1997          113,600           40,704           --


Robert L. Wilson, Executive  (1)              1998          135,444                -
Vice President                                1997          125,000          133,106           --


     (1) Upon the closing of the Company's initial public offering on December 29, 1995, Mr. Wilson was awarded 100,000 shares of restricted common stock. Subject to his continued employment by the Company, the award was scheduled to vest in ten annual installments which commenced on the date of the grant. At December 31, 1997, 20,000 shares had vested, 10,000 shares had been voluntarily forfeited by Mr. Wilson, and 70,000 shares of the award remained subject to restriction. In 1998, Mr. Wilson voluntarily agreed to forfeit any remaining rights or interest in these shares, and the Company repurchased his outstanding 20,000 shares at a price of $10 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the common stock at March 25, 1999 by: (i) the only person who is the beneficial owner of more than five percent of the outstanding common stock; (ii) each director; and (iii) directors and officers of the Company as a group.

                                              NUMBER OF SHARES AND
                                               NATURE OF BENEFICIAL        PERCENTAGE OF COMMON
  NAME OF BENEFICIAL OWNER                         OWNERSHIP               STOCK OUTSTANDING(1)
  ------------------------                         ---------               --------------------
James D. Thaxton                                   3,233,000(2)                       85.9%
C. L. Thaxton, Sr.                                   15,555(3)                          *
Directors and officers                             3,248,555                          86.3%
as a group

(1)   An asterisk (*) indicates less than one percent

      (2) Includes 1,112,828 shares held by a family limited partnership as to which Mr. Thaxton shares voting and investment power.

      (3) Includes 15,222 shares held of record by Mr. Thaxton's spouse, Katherine D. Thaxton, as to which Mr. Thaxton shares voting and investment power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK TRANSACTIONS WITH DIRECTORS

In December 1997, the Company, through a private placement, issued 27,076 shares of 7.5% cumulative redeemable convertible Series B preferred stock to Jack Robinson, a Director of the Company at the time. The terms of this transaction involved the exchange of one share of common stock for one share of preferred stock.. In July 1998, the Company, through a private placement, exchanged all of the 27,076 shares of outstanding Series B Preferred stock, plus 29,200 shares of common stock, for 56,276 shares of Cumulative Series D preferred stock. The Series D preferred stock pays annual dividends of $ .80 per share, and is redeemable at any time by the company at $10 per share. In January 1999, Mr. Robinson resigned from the Board of Directors. At his request, the Company repurchased his Series D preferred stock, plus all of his remaining common stock at $10 per share.

In January 1999, Mr. Perry Mungo resigned from the Board of Directors and, at his request, the Company repurchased all of his remaining common stock (29,200 shares) at $10 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

3.1 Second Amended and Restated Articles of Incorporation of The Thaxton Group, Inc.
3.2    Bylaws of the Thaxton Group, Inc. (1)
4.1 Form of Indenture, dated as of February 17, 1998, between the Company and The Bank of New York, as Trustee (5)
4.2    Form of Subordinated Daily Note (included as Exhibit A to Form of
       Indenture)
4.3 Form of Subordinated One Month Note (included as Exhibit B to Form of Indenture)
4.4 Form of Subordinated Term Note for 6, 12, 36 and 60 Month Notes (included as Exhibit C to Form of Indenture)
10.1   The Thaxton Group, Inc. 1995 Stock Incentive Plan (1)
10.2   The Thaxton Group, Inc. Employee Stock Purchase Plan (1)
10.3   Incentive Stock Option Agreement between James A. Cantley and the Company
       (2)
10.4 Loan Agreement dated March 18, 1996 between the American Bankers Insurance Co. of Florida and the Company (2)
10.5 First Amended and Restated Loan and Security Agreement dated September 3, 1997 between Finova Capital Corporation and the Company (4)
10.6   Schedule to First Amended and Restated Loan and Security Agreement (4)
22     Subsidiaries of The Thaxton Group, Inc. (3)
23     Independent Auditors Report
27     Financial Data Schedule




(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-97130-A.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-28719
(5) Incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 333-42623

(B) REPORTS ON FORM 8-K

On December 21, 1998, the Company filed a Current Report on Form 8-K to report a change in its certifying accountants.

                                   SIGNATURES

                 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE THAXTON GROUP, INC.
                             -----------------------
                                  (Registrant)



Date: April 13, 1999                By:/s/ ALLAN F. ROSS
                                    --------------------
                                    Allan F. Ross
                                    Vice President and Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                         CAPACITY                                       DATE

/s/ JAMES D. THAXTON                       President, Chief Executive Officer           April 13, 1999
---------------------                        and Chairman of the Board of Directors
James D. Thaxton

/s/ ALLAN F. ROSS                          Vice President, Chief  Financial Officer     April 13, 1999
-----------------                            (Principle Accounting and Financial
Allan F. Ross                                 Officer) and Director

/s/ ROBERT L. WILSON                       Executive Vice President and Director        April 13, 1999
--------------------
Robert L. Wilson

/s/ C. L. THAXTON, SR.                     Director                                     April 13, 1999
----------------------
C. L. Thaxton, Sr.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy statement has been sent to security holders. An annual report will be furnished to security holders subsequent to the filing of the annual report on this Form.