Form 10KSB/A
period 1998-12-31
THAXTON GROUP INC
filed 1999-04-28
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 FORM 10-KSB / A
                                   (MARK ONE)
         (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from______ to ______

                        Commission file number 333-28719

                             THE THAXTON GROUP, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

                SOUTH CAROLINA                    57-0669498
                --------------------------------------------
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)

             1524 PAGELAND HIGHWAY, LANCASTER, SOUTH CAROLINA 29720
             ------------------------------------------------------
                    (Address of principal executive offices)

                     Issuer's telephone number: 803-285-4337

         Securities registered under Section 12(b) of the Exchange Act:

                              Name of each exchange
               Title of each class          on which registered
               ------------------------------------------------
                     None                           None

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            THE THAXTON GROUP, INC.
                                 FORM 10-KSB/A

NOTE: This amendment to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "Initial Filing") is being filed to:

(1) make certain minor corrections to Items 6 and 7 of the Initial Filing; and
(2) file Exhibit Number 27, the registrant's Financial Data Schedule and Exhibit Number 99, the Independent Auditors' Report for the year ended December 31, 1997.



                                TABLE OF CONTENTS

Item                                                                                          Page
No.                                                                                           ----
---



                                                     PART II


6.    Management's Discussion and Analysis                                                      2
7.    Financial Statements                                                                      9


                                                    PART III


13.   Exhibits and Reports on Form 8-K                                                         26


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

Thaxton Insurance acquired twenty-two non-standard insurance agency offices located in three southwestern states - Arizona, Nevada, and New Mexico.

The following table sets forth certain information with regard to growth in the Company's finance receivable portfolio.

                                                                            Year Ended December 31,

                                                                        1998                       1997
                                                                        ----                       ----

AUTOMOBILE SALES CONTRACTS
        Total balance at year end, net (1)                            $27,774,997           $37,463,211
        Average account balance at year end                                 3,190                 3,247
        Interest income for the year                                    8,112,770             9,900,934
        Average interest rate earned                                        24.71%                25.59%
        Number of accounts at year end                                      8,708                11,537

DIRECT LOANS
        Total balance at year end, net (1)                            $24,391,966           $12,302,995
        Average account balance at year end                                 2,604                 1,719
          Interest income for the year                                  4,378,825             3,110,850
        Average interest rate earned                                        27.45%                28.08%
        Number of accounts at year end                                      9,367                 7,159

PREMIUM FINANCE CONTRACTS
        Total balance at year end, net (1)                             $3,228,160            $3,860,936
        Average account balance at year end                                   286                   319
        Interest income for the year                                      733,477               573,005
        Average interest rate earned                                        18.46%                17.04%
        Number of accounts at year end                                     11,288                12,108

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


NET INTEREST MARGIN

The following table sets forth certain data relating to the Company's net interest margin for the years ended December 31, 1998 and 1997.


                                                                1998                     1997
                                                                ----                     ----
  Average Net Finance Receivables(1)                        $52,919,907              $53,058,041
  Average notes payable(1)                                   47,095,575               45,739,084

  Interest and fee income (2)                                15,727,484               15,808,386
  Interest expense (3)                                        4,366,757                4,484,600
                                                             ----------               ----------

  Net interest income                                        11,360,727               11,323,786

  Average interest rate earned(1)                                 29.72%                   29.79%
  Average interest rate paid(1)                                    9.27%                    9.80%
                                                             ----------               ----------

  Net interest rate spread                                        20.45%                   19.99%

  Net interest margin(4)                                          21.47%                   21.34%

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

                                                                                                   1998                      1997
                                                                                                   ----                      ----

 Net finance receivables (1)                                                                  $56,130,791               $54,500,203
 Allowance for credit losses                                                                    4,710,829                 4,809,400
  Allowance for credit losses as a percentage of
 net finance receivables (1)                                                                         8.39%                     8.82%

 Dealer reserves and discounts on bulk purchases                                              $ 1,241,633               $ 1,028,575
 Dealer reserves and discounts on bulk purchases as
 percentage of Net Automobile Sales Contracts at
 period end                                                                                          3.46%                     2.67%

Allowance for credit losses and dealer reserves and
 discount on bulk purchases (2)                                                               $ 5,952,462               $ 5,837,975
 Allowance for credit losses and dealer reserves
 as a percentage of finance
receivables                                                                                         10.60%                    10.71%

 Provision for credit losses                                                                  $ 4,046,460               $ 6,579,932

Charge-offs (net of recoveries)                                                                 4,145,031                 3,965,532
 Charge-offs (net of recoveries) as a percentage of                                                  7.64%                     7.47%
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

The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                                                At December 31,
                                                                                ---------------
                                                                           1998                1997
                                                                           ----                ----
Premium finance contracts contractually past due 60                     $119,345              $89,331
days or more(1)
Premium finance contracts outstanding(1)                               3,228,160            3,860,936
Premium finance contracts contractually past due 60
days or more as a percentage of premium finance                              3.6%                 2.3%
contracts
---------


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

Cash flows from financing activities during the years ended December 31, 1998 and 1997 were as follows:


                                                                                                1998                          1997
                                                                                                ----                          ----
Proceeds from the issuance of preferred stock                                              $  7,907,323                $    718,067
Notes payable to affiliates                                                                    (236,368)                         --
Repurchase of common stock                                                                   (1,075,732)                   (137,983)
Dividends paid                                                                                 (258,289)                         --
Net increase in line of credit                                                                  255,000                   4,079,053
Net increase in notes payable                                                                 5,754,188                   1,303,226
Repurchase of preferred stock                                                                   (30,000)                         --
                                                                                           ------------                ------------
Total                                                                                      $ 12,316,122                $  5,962,363
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

In the ordinary course of business, the Company has replaced a significant portion of its non-compliant hardware and software with Year 2000 compliant systems. The Company has minimal proprietary processing software - virtually all key sub-systems, payroll system, and general ledger were written, and are maintained by reputable outside vendors. The Company has confirmed with licensors from which it licenses software that all such software is Year 2000 compliant. The majority of vendor licensors have offered or provided the Company the results of their Year 2000 testing.

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



                                             Cherry, Bekaert & Holland, LLP


Charlotte, North Carolina
March 24, 1999

                                          THE THAXTON GROUP, INC.
                                        Consolidated Balance Sheets
                                         December 31, 1998 and 1997


                                                                                                        1998                1997
                                                                                                        ----                ----
Assets

Cash                                                                                               $   780,864            1,162,793
Finance receivables, net                                                                            61,869,782           48,662,228
Premises and equipment, net                                                                          2,843,753            2,003,787
Accounts receivable                                                                                  1,252,412            1,616,570
Repossessed automobiles                                                                                603,288              744,030
Goodwill and other intangible assets                                                                 8,305,129            3,894,956
Other assets                                                                                         3,340,784            2,881,308
                                                                                                   -----------          -----------

     Total assets                                                                                   78,996,012           60,965,672
                                                                                                   ===========          ===========


Liabilities and Stockholders' Equity

Liabilities

Accrued interest payable                                                                               428,906              420,863
Notes payable                                                                                       62,144,209           51,071,066
Notes payable to affiliates                                                                            778,990            1,015,358
Accounts payable                                                                                       928,580            1,357,739
Employee savings plan                                                                                1,070,425            1,045,533
Other liabilities                                                                                      716,030               85,796
                                                                                                   -----------          -----------

     Total liabilities                                                                              66,067,140           54,996,355
                                                                                                   -----------          -----------

Stockholders' Equity

Preferred Stock $.01 par value:
Series A: 400,000 shares authorized; issued and outstanding
    175,014 shares in 1998, 178,014 in 1997; liquidation
    value $1,750,140 in 1998                                                                             1,750                1,780
Series B: 40,000 shares authorized; issued and outstanding
       no shares in 1998, 27,076 shares in 1997                                                              0                  271
Series C: 50,000 shares authorized, issued and
  outstanding in 1998 and 1997; liquidation value $500,000 in 1998                                         500                  500
Series D:  56,276 shares authorized, issued and outstanding
     in 1998, no shares in 1997; liquidation value $562,760 in 1998                                        563                    0
Series E:  800,000 shares authorized, issued and outstanding
    in 1998, no shares in 1997; liquidation value $8,000,000 in 1998                                     8,000                    0


Common stock, $.01 par value, 50,000,000 shares authorized; issued
and outstanding 3,885,218 shares in 1998, 3,795,600 shares in 1997                                      38,852               37,956
Additional
paid-in-capital                                                                                     12,184,057            4,521,354
Deferred stock award                                                                                        --             (630,000)
Retained earnings                                                                                      695,150            2,037,456
                                                                                                   -----------          -----------

     Total stockholders' equity                                                                     12,928,872            5,969,317
                                                                                                   -----------          -----------

     Total liabilities and stockholders' equity                                                    $78,996,012           60,965,672
                                                                                                   ===========          ===========



See accompanying notes to consolidated financial statements.



                                          THE THAXTON GROUP, INC.
                                     Consolidated Statements of Income
                                   Years Ended December 31, 1998 and 1997

                                                                                                    1998                    1997
                                                                                                    ----                    ----

Interest and fee income                                                                        $ 15,727,484              15,892,683
Interest expense                                                                                  5,037,289               5,023,179
                                                                                               ------------            ------------

     Net interest income                                                                         10,690,195              10,869,504
Provision for credit losses                                                                       4,046,460               6,579,932
                                                                                               ------------            ------------

Net interest income after provision for credit losses                                             6,643,735               4,289,572
                                                                                               ------------            ------------
Other income:
     Insurance premiums and commissions, net                                                      6,590,849               5,469,667
     Other income                                                                                   962,398               1,221,525
                                                                                               ------------            ------------
     Total other income                                                                           7,553,247               6,691,192
                                                                                               ------------            ------------

Operating expenses:
     Compensation and employee benefits                                                           8,636,026               6,799,738
     Telephone, postage, and supplies                                                             1,960,292               1,511,477
     Net occupancy                                                                                1,460,174               1,528,218
     Reinsurance claims expense                                                                     314,995                 355,437
     Insurance                                                                                      414,304                 128,916
     Collection expense                                                                             132,488                  94,462
     Travel                                                                                         153,046                 176,186
     Professional fees                                                                              452,152                 260,410
     Other                                                                                        2,254,009               2,355,947
                                                                                               ------------            ------------

     Total operating expenses                                                                    15,777,486              13,210,791
                                                                                               ------------            ------------

     Income (loss) before income tax expense                                                     (1,580,504)             (2,230,027)
Income tax expense (benefit)                                                                       (496,487)               (723,694)
                                                                                               ------------            ------------

     Net income (loss)                                                                         $ (1,084,017)             (1,506,333)
                                                                                               ============            ============

     Dividends on preferred stock                                                              $    258,289                   4,167
                                                                                               ============            ============


     Net income (loss) applicable to common shareholders                                       $ (1,342,306)             (1,510,500)
                                                                                               ============            ============



     Net income (loss) per common share-- basic and diluted                                    $      (0.35)                  (0.39)
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

                                          THE THAXTON GROUP, INC.
                              Consolidated Statements of Stockholders' Equity
                                   Years Ended December 31, 1998 and 1997

                                                                               Additional    Deferred                       Total
                                                      Common        Preferred   Paid-in       Stock         Retained   Stockholders'
                                                      Stock           Stock     Capital       Award         Earnings      Equity
                                                      -----           -----     -------       -----         --------      ------

Balance at December 31, 1996                          $39,322           -      3,504,027      (720,000)     3,547,956     6,371,305
Purchase and retirement of 13,300 shares of stock        (133)          -       (137,850)            -              -      (137,983)
Issuance of 2,007 shares of restricted stock               20           -         22,057             -              -        22,077
Issuance of 797 shares of stock under Employee
  stock purchase plan                                       8           -          6,343             -              -         6,351
Forfeiture of deferred stock award                       (100)          -        (89,900)       90,000              -             -
Conversion of  89,007 shares of common stock
  into 178,014 shares of Series A preferred stock        (890)      1,780        717,177             -              -       718,067
Conversion of 27,076 shares of common stock
  into 27,076 shares of Series B preferred stock         (271)        271              -             -              -             -
Conversion of subordinated debt into
    50,000 shares of Series C preferred stock               -         500        499,500             -              -       500,000
Dividends paid on preferred stock                           -           -              -             -         (4,167)       (4,167)
Net loss                                                    -           -              -             -     (1,506,333)   (1,506,333)
                                                      -------    --------    -----------   -----------    -----------   -----------
Balance at December 31, 1997                           37,956       2,551      4,521,354      (630,000)     2,037,456     5,969,317
                                                      -------    --------    -----------   -----------    -----------   -----------
Purchase and retirement of 114,761 shares
  of common stock                                      (1,148)          -     (1,074,314)            -              -    (1,075,462)
Issuance of 800,000 shares of
  Series E Preferred Stock                                  -       8,000      7,992,000             -              -     8,000,000
Issuance of 300,000 shares of restricted common
  Stock                                                 3,000           -      1,497,000             -              -     1,500,000
Issuance of 3,580 shares of common stock under
  Employee stock purchase plan                             36           -         26,590             -              -        26,626
Conversion of 29,200 shares of common stock and
  27,076 shares of Series B Preferred Stock
  into 56,276 of Series D Preferred Stock                (292)        292              -             -              -             -
Repurchase of 3,000 shares of Series A
  Preferred Stock                                                     (30)       (29,970)            -              -       (30,000)
Cancellation and forfeiture of Deferred Stock Award      (700)          -       (629,300)      630,000              -             -
Costs associated with preferred stock issuance              -           -       (119,303)            -              -      (119,303)
Dividends paid on preferred stock                           -           -              -             -       (258,289)     (258,289)
Net loss                                                    -           -              -             -     (1,084,017)   (1,084,017)
                                                       -----------------------------------------------------------------------------

Balance at December 31, 1998                          $38,852      10,813     12,184,057             -        695,150    12,928,872
                                                      =======      ======     ==========    ==========        =======    ==========

See accompanying notes to consolidated financial statements

                                          THE THAXTON GROUP, INC.
                                   Consolidated Statements of Cash Flows
                                   Years Ended December 31, 1998 and 1997

                                                                                      1998                        1997
Cash flows from operating activites:
Net income (loss)                                                                $ (1,084,017)                 (1,506,333)
Adjustments to reconcile net income to
net cash provided by operating activities
    Provision for credit losses                                                     4,046,460                   6,579,932
    Depreciation and amortization                                                   1,224,170                     958,192
    Deferred taxes                                                                   (300,000)                      6,705
    Compensatory grant of stock to employees                                                -                      28,428
    Decrease (increase) in other assets                                                41,436                    (992,293)
    Increase (decrease) in accrued interest payable and other liabilities             156,506                    (200,353)
                                                                                 ------------                ------------
                        Net cash provided by operating activities                   4,084,555                   4,874,278
                                                                                 ------------                ------------
Cash flows from investing activities:
    Net increase in finance receivables                                           (10,398,970)                 (8,696,073)
    Capital expenditures for premises and equipment                                (1,490,452)                   (706,498)
    Proceeds from sale of premises and equipment                                       79,316                      36,875
    Proceeds from sale of investments                                                  46,935                      24,481
    Acquisitions, net of acquired cash equivalents                                 (4,976,488)                   (754,098)
    Purchase of securities                                                            (42,947)                          -
                                                                                 ------------                ------------
                            Net Cash used by investing activities                 (16,782,606)                (10,095,313)
                                                                                 ------------                ------------
Cash flows from financing activities:
    Proceeds from the issuance of preferred stock                                   7,907,323                     718,067
    Notes payable to affiliates                                                      (236,368)                          -
    Repurchase of common stock                                                     (1,075,732)                   (137,983)
    Dividends paid                                                                   (258,289)                          -
    Net increase in line of credit                                                    255,000                   4,079,053
    Net increase in notes payable                                                   5,754,188                   1,303,226
    Repurchase of preferred stock                                                     (30,000)                          -
                                                                                 ------------                ------------
                        Net cash provided by financing activities                  12,316,122                   5,962,363
                                                                                 ------------                ------------

Net increase (decrease) in cash                                                      (381,929)                    741,328
Cash at beginning of period                                                         1,162,793                     421,465
                                                                                 ------------                ------------
Cash at end of period                                                            $    780,864                   1,162,793
                                                                                 ============                   =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                    5,029,246                   4,874,912
        Income taxes                                                                        -                      36,843



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

(I) INTANGIBLE ASSETS: Intangible assets include goodwill, expiration lists, and covenants not to compete related to acquisitions made by the Company. Goodwill represents the excess of the cost over the fair value of net assets acquired at the date of acquisition. Goodwill is amortized on a straight-line basis, generally over a five to twenty year period. The expiration lists are amortized over their estimated useful lives, generally fifteen to twenty years, on a straight-line basis. Covenants not to compete are amortized according to the purchase contract over five to six years on a straight-line basis. Recoverability of recorded intangibles is evaluated by using undiscounted cash flows.

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

                                                  1998                  1997
                                                  ----                  ----

Total revenues                               $ 34,200,000          $ 33,900,000
Net income (loss)                            $ (1,900,000)         $ (1,800,000)

Basic and Diluted                            $       (.50)         $       (.46)
earnings  per share



(3)    FINANCE RECEIVABLES

Finance receivables consist of the following at December 31, 1998 and 1997:


                                                                   1998                         1997
                                                                   ----                         ----

Automobile Sales Contracts                                   $ 37,124,775                    48,098,657
Direct Loans                                                   27,852,566                    15,449,004
Mortgage Loans                                                 11,096,383                             -
Premium Finance Contracts                                       3,343,320                     4,010,608
Commercial Loans                                                1,267,742                             -
                                                             ------------                  ------------

    Total finance receivables                                  80,684,786                    67,558,269

Unearned interest                                             (11,914,393)                  (12,902,552)
Unearned insurance premiums, net                                 (275,476)                     (155,514)
Valuation discount for acquired loans                            (672,673)                            -
Bulk purchase discount                                           (601,973)                     (359,945)
Dealer hold back                                                 (639,660)                     (668,630)
Allowance for credit losses                                    (4,710,829)                   (4,809,400)
                                                             ------------                  ------------

Finance receivables, net                                     $ 61,869,782                    48,662,228
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

Changes in the allowance for credit losses for the years ended December 31, 1998 and 1997 are as follows:

                                                                             1998               1997
                                                                             ----               ----

          Beginning balance                                              $4,809,400            2,195,000

          Provision for credit losses                                     4,046,460            6,579,932

          Charge-offs                                                    (4,307,260)          (4,129,313)
          Recoveries                                                        162,229              163,781
                                                                         ----------          -----------
          Net charge-offs                                                (4,145,031)          (3,965,532)
                                                                         ----------          -----------

          Ending balance                                                 $4,710,829            4,809,400
                                                                         ==========          ===========


The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.


(4)    PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 1998 and 1997 follows:

                                                                                1998              1997
                                                                                ----              ----

           Leasehold improvements                                            $712,709           591,596
           Furniture and fixtures                                             806,668           558,566
           Equipment and automobiles                                        3,871,999         2,719,773
                                                                            ---------         ---------

                   Total cost                                               5,391,376         3,869,935
           Accumulated depreciation                                         2,547,623         1,866,148
                                                                            ---------         ---------

                   Net premises and equipment                              $2,843,753         2,003,787
                                                                           ==========         =========


Depreciation expense was approximately $721,000 and $617,000 in 1998 and 1997, respectively.

(5)    INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 1998 and 1997:

                                                                                 1998             1997
                                                                                 ----             ----

           Covenants not to compete                                         $ 118,495           118,494
           Goodwill and purchase premium                                    7,051,516         2,608,390
           Insurance expirations                                            3,114,363         2,657,399
                                                                            ---------         ---------

                   Total cost                                              10,284,374         5,384,283

           Less accumulated amortization                                    1,979,245         1,489,327
                                                                            ---------         ---------

           Intangible assets, net                                          $8,305,129         3,894,956
                                                                            =========         =========


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


1999                          $  819,873
2000                             562,912
2001                             322,756
2002                             185,668
2003                              74,263
Thereafter                         6,251
                               ---------
Total minimum lease payments  $1,971,723
                              ==========


Four of the office buildings in which the Company conducts business are owned by related parties. These premises are leased to the Company for a total monthly rental of approximately $4,700.

(7)    NOTES PAYABLE AND NOTES PAYABLE TO AFFILIATES

At December 31, 1998 and 1997, notes payable consist of the following:


                                                                                             1998          1997
                                                                                             ----          ----
Lines of Credit                                                                       $46,950,000   $46,695,000
Warehouse credit lines for mortgage loans at various rates and maturities               3,638,220             -
Notes payable to individuals with varying maturity dates and rates ranging from
5 1/4% to 12%                                                                          10,281,246     3,160,577
Note payable to finance company collateralized by an aircraft, due in monthly
installments of $9,091 through July 2003 including interest at 8.99%                      408,583       477,545
Other                                                                                     866,160       737,944
                                                                                          -------       -------

Total notes payable                                                                   $62,144,209   $51,071,066
                                                                                      ===========   ===========


Note payable to affiliates, with varying maturity dates and rates ranging from
6.25% to 10%                                                                             $778,990    $1,015,358
                                                                                         ========    ==========



A schedule of maturities of long-term debt is as follows:

                                  Year Ending
                                 December 31,                    Amount
                                 ------------                    ------
                                         1999               $11,042,241
                                         2000                 1,257,986
                                         2001                 2,513,734
                                         2002                 1,053,297
                                         2003                47,014,369
                                   Thereafter                    41,572
                                                             ----------

                                        Total               $62,923,199
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


(9)    INCOME TAXES

Income tax expense consists of the following:

                    Current     Deferred    Total

1998      Federal  $(196,487)  (300,000)  (496,487)
          State             -          -          -
                     --------   --------   --------
                   $(196,487)  (300,000)  (496,487)
                   ==========  =========  =========

1997      Federal  $(727,994)      6,364  (721,630)
          State       (2,405)        341    (2,064)
                    ---------  ---------  ---------

                   $(730,399)      6,705  (723,694)
                   ==========  =========  =========

A reconciliation of the Company's income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:


                                                                    1998         1997
                                                                    ----         ----
Statutory rate applied to income before income tax expense       $(537,371)   (758,209)
Increase (decrease) in income taxes resulting from:
     Goodwill amortization                                          43,904      43,909
     TICO Reinsurance Ltd. nontaxable income                       (93,160)   (109,847)
     State taxes, less related federal benefit                     (82,347)    (83,045)
     Valuation allowance adjustment                                 82,347      81,283
     Other                                                          90,140     102,215
                                                                  --------     -------

Income taxes                                                     $(496,487)  $(723,694)
                                                                  ========     ========





The effective tax rate was 31.4% and 32.5% for the years ended December 31, 1998 and 1997, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December
31, 1998 and 1997 are presented below:


                                                                    1998              1997
                                                                    ----              ----
             Deferred tax assets:
                  Loan loss reserves                          $1,090,357           984,280
                  Federal net operating loss carryforwards       311,078                 -
                  State net operating loss carryforwards         163,630            81,283
                  Other                                           54,819           100,454
                                                                  ------           -------

             Total gross deferred tax asset                    1,619,884         1,166,017
             Less valuation allowance                            163,630            81,283
                                                                 -------            ------

             Net deferred tax assets                           1,456,254         1,084,734
                                                               ---------         ---------


             Deferred tax liabilities:
                 Prepaid insurance                             (123,112)         (209,799)
                 Depreciable basis of fixed assets             (162,417)         (139,417)
                 Deferred loan costs                           (313,971)         (250,279)
                 Intangible assets                             (266,486)         (232,115)
                 Other                                          (52,268)          (15,124)
                                                                --------          --------

             Total gross deferred tax liability                (918,254)         (846,734)
                                                               ---------         ---------

             Net deferred tax asset                             $538,000           238,000
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


(11)    EARNINGS PER SHARE INFORMATION


The following is a summary of the earnings per share calculation for the years ended December 31, 1998 and 1997:

                                                                                 1998                    1997
                                                                                 ----                    ----

 BASIC
Net income (loss)                                                           $(1,084,017)             $(1,506,333)
Less:  Dividends on preferred stock                                             258,289                    4,167
                                                                            -----------              -----------
 Net income applicable to common shareholders (numerator)                    (1,342,306)              (1,510,500)

Average common shares outstanding (denominator)                               3,802,759                3,913,083

Earnings (loss) per share -- basic                                          $     (0.35)                   (0.39)
                                                                            ===========              ===========


DILUTED
Net income (loss)                                                           $(1,084,017)              (1,506,333)
Less:  Dividends on preferred stock                                             258,289                    4,167
                                                                            -----------              -----------
Net income applicable to common shareholders (numerator)                     (1,342,306)              (1,510,500)
                                                                            -----------              -----------

Average common shares outstanding                                             3,802,759                3,913,083
Dilutive common stock assumed converted                                               -                      234
                                                                            -----------              -----------
Average diluted shares outstanding (denominator)                              3,802,759                3,913,317
                                                                            -----------              -----------

Earnings (loss) per share -- diluted                                        $     (0.35)                   (0.39)
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

The following table summarizes certain financial information concerning the Company's reportable operating segments for the years ended December 31, 1998 and 1997:

                               Consumer    Mortgage
                                Finance     Banking   Insurance      Other                   Total
                       1998

      INCOME STATEMENT DATA
              Total revenue  16,182,000     917,000   6,013,000    169,000              23,281,000
        Net interest income   9,745,000     814,000                131,000              10,690,000
Provision for credit losses   4,046,000                                                  4,046,000
         Noninterest income   1,257,000     278,000   6,013,000      5,000               7,553,000

     Insurance premiums and
           commissions, net   1,142,000               5,449,000                          6,591,000
      Non interest expenses   7,457,000   1,178,000   7,008,000    134,000              15,777,000
           Depreciation and
               amortization     626,000      32,000     566,000                          1,224,000
                 Net income     (8,000)    (85,000)   (953,000)   (38,000)             (1,084,000)

         BALANCE SHEET DATA
               Total assets  55,871,000  12,967,000   9,017,000  1,141,000              78,996,000
     Loans, net of unearned
                     income  54,536,000  10,784,000              1,261,000              66,581,000
Allowance for credit losses   4,711,000                                                  4,711,000
                Intangibles   1,641,000   1,601,000   5,063,000                          8,305,000




                             Consumer    Mortgage     Insurance      Other                   Total
                                Finance     Banking


                       1997

      INCOME STATEMENT DATA
              Total revenue  16,219,000     518,000   5,847,000                         22,584,000
        Net interest income  10,870,000                                                 10,870,000
Provision for credit losses   6,580,000                                                  6,580,000
         Noninterest income     326,000     518,000   5,847,000          -               6,691,000
     Insurance premiums and     920,000           -   4,550,000          -               5,470,000
           commissions, net
      Non interest expenses   6,963,000     589,000   5,659,000                         13,211,000
           Depreciation and     498,000      18,000     442,000          -                 958,000
               amortization
                 Net income  (1,105,000)   (44,000)   (357,000)                        (1,506,000)

         BALANCE SHEET DATA
               Total assets  53,602,000     107,000   7,257,000                         60,966,000
     Loans, net of unearned  53,471,000                                                 53,471,000
                     income
Allowance for credit losses   4,809,000                                                  4,809,000
          Intangible Assets     294,000      14,000   3,587,000                          3,895,000

                                    PART III


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

27     Financial Data Schedule
99     Independent Auditors Report for the year ended December 31, 1997





                                   SIGNATURES

                 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THE THAXTON GROUP, INC.
                                  -----------------------
                                        (Registrant)

Date: April 28, 1999                                By:/s/ ALLAN F. ROSS
                                                    --------------------

                                                    Allan F. Ross
                                                    Vice  President and Chief
                                                    Financial Officer