Form 10QSB
period 1999-03-31
THAXTON GROUP INC
filed 1999-05-17
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.




             CLASS                                        OUTSTANDING AT
      ------------------                                   MARCH 31, 1999
          COMMON STOCK                                     --------------
                                                              3,757,986
                                                              ---------

                             THE THAXTON GROUP, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                         PAGE NO.

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 1999 and                          3
                  December 31, 1998

                  Consolidated Statements of Income for the three months
                   ended March 31, 1999 and 1998                                             4
                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 1999 and 1998                                              5

                  Notes to Consolidated Financial Statements                                 6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  9

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                           15

PART I

ITEM 1.  FINANCIAL STATEMENTS

                             The Thaxton Group, Inc.
                           Consolidated Balance Sheet
                                  ( in $000's)

                                                               March 31,        December 31,
                                                                 1999               1998
                                                                 ----               ----
                                                              (Unaudited)
Assets

Cash                                                           $ 1,831            $   781
Finance receivables, net                                        58,254             61,870
Premises and equipment, net                                      3,243              2,844
Accounts receivable                                                860              1,252
Repossessed automobiles                                            802                603
Goodwill and other intangible assets                             9,612              8,305
Other assets                                                     4,584              3,342
                                                               -------            -------

     Total assets                                              $79,186            $78,997
                                                               =======            =======

Liabilities and Stockholders' Equity
Liabilities

Accrued interest payable                                       $   561            $   429
Notes payable
                                                                63,198             62,144
Notes payable to affiliates                                        768                779
Accounts payable                                                 1,236                929
Employee savings plan                                            1,128              1,070
Other liabilities                                                1,499                716
                                                               -------            -------
     Total liabilities                                          68,390             66,067
                                                               -------            -------

Stockholders' Equity

Preferred Stock $ .01 par value,
Series A:  400,000 shares authorized; issued and
  outstanding 161,640 shares at March 31, 1999,
  175,014 shares at December 31, 1998                                1                  2
Series C: 50,000 shares authorized, issued and
  Outstanding at March 31, 1999 and December 31, 1998                1                  1
Series D:  56,276 shares authorized and issued;
  no shares outstanding March 31, 1999, 56,276 shares
  outstanding December 31, 1998                                     --                  1
Series E: 800,000 shares authorized, issued and
  outstanding at March 31, 1999 and December 31, 1998                8                  8

Common stock, $ .01 par value; authorized 50,000,000 shares;
  issued and outstanding 3,757,986 shares at March 31, 1999,        38                 39
  3,885,218 shares at December 31, 1998
Additional paid-in-capital                                      10,217             12,184
Retained earnings                                                  531                695
                                                               -------            -------

     Total stockholders' equity                                 10,796             12,930
                                                               -------            -------

                                                               -------
     Total liabilities and stockholders' equity                $79,186            $78,997
                                                               =======            =======

See accompanying notes to consolidated financial statements.

                             The Thaxton Group, Inc.
                  Consolidated Statements of Income (Unaudited)
                       (in $000's except per share data )

                                                            Three Months       Three Months
                                                           Ended March 31,    Ended March 31,
                                                                1999               1998
                                                                ----               ----
Interest and fee income                                      $     5,480        $     3,682

Interest expense                                                   1,508              1,078
                                                             -----------        -----------

     Net interest income                                           3,972              2,604

Provision for credit losses                                          886              1,033
                                                             -----------        -----------

Net interest income after provision for credit losses              3,086              1,571
                                                             -----------        -----------
Other income:
     Insurance premiums and commissions, net                       2,453              1,385
     Other income                                                    428                224
                                                             -----------        -----------
Total other income                                                 2,881              1,609
                                                             -----------        -----------

Operating expenses:
     Compensation and employee benefits                            3,525              1,789
     Telephone, postage, and supplies                                528                387
     Net occupancy                                                   388                357
     Reinsurance claims expense                                      187                 68
     Insurance                                                        34                 66
     Collection expense                                               27                 37

     Travel                                                           38                 33
     Professional fees                                                83                 32
     Other                                                         1,135                730
                                                             -----------        -----------
     Total operating expenses                                      5,945              3,499
                                                             -----------        -----------

     Income (loss) before income tax expense                          22               (319)

Income tax expense (benefit)                                           7               (104)
                                                             -----------        -----------

     Net income (loss)                                       $        15        $      (215)
                                                             ===========        ===========


     Dividends on preferred stock                            $       179        $        54
                                                             ===========        ===========

     Net income (loss) applicable to common shareholders     $      (164)       $      (269)
                                                             ===========        ===========


     Net income (loss) per common share--basic and diluted   $      (.04)       $      (.07)
                                                             ===========        ===========

     Weighted average shares outstanding                       3,795,211          3,792,709
                                                             ===========        ===========

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                   Three months ended March 31, 1999 and 1998
                                   (in $000's)


                                          1999       1998
                                        -------    -------
Cash flows from operating activities    $ 1,441    $ 1,370
Cash flows from investing activities        634      1,646
Cash flows from financing activitites    (1,025)    (3,141)
                                        -------    -------

Net increase (decrease) in cash           1,050       (125)

Cash at beginning of period                 781      1,163
                                        -------    -------

Cash at end of Period                   $ 1,831    $ 1,038
                                        =======    =======

                             THE THAXTON GROUP, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                            March 31, 1999 and 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

The Thaxton Group, Inc., (the "Company") is incorporated under the laws of the state of South Carolina and operates, primarily through subsidiaries, finance branches in seven southeastern states, and insurance agency branches in six states located in the southeast and southwest. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. ("Thaxton Insurance"), which was acquired by the Company in 1996. The Company provides reinsurance through a wholly owned subsidiary, TICO Reinsurance, Ltd. ("TRL"). Through a wholly owned subsidiary, Paragon, Inc., the Company is also engaged in mortgage banking, originating mortgage loans to individuals. The Company sells substantially all mortgage loans it originates to independent third parties. Through another wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Information with respect to March 31, 1999 and 1998, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the three months and quarter ended March 31, 1999 are not necessarily indicative of results to be expected for the entire fiscal year.

(2)      FINANCE RECEIVABLES

Finance receivables consist of the following at March 31, 1999 and December 31, 1998:

                                                  March 31,        December 31,
                                                     1999              1998

         Automobile Sales Contracts              $ 35,116,257      $ 37,124,775
         Mortgage loans                             6,911,478        11,096,383
         Commercial loans                           1,391,233         1,267,742
         Direct Loans                              28,691,014        27,852,566
         Premium Finance Contracts                  4,962,377         3,343,320

         Total finance receivables                 77,072,359        80,684,786

         Unearned interest                        (11,786,633)      (11,914,393)
         Unearned insurance premiums, net             (97,470)         (275,476)
         Valuation discount for acquired loans       (626,453)         (672,673)
         Bulk purchase discount                      (521,441)         (601,973)
         Dealer hold back                            (994,145)         (639,660)
         allowance for credit losses               (4,792,029)       (4,710,829)

         Finance receivables, net                $ 58,254,188      $ 61,869,782



       Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $4,496,000 and $521,000, respectively, at March 31, 1999 and approximately $5,659,000 and $602,000, respectively, at December 31, 1998.

       With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $23,320,000 and $944,000, respectively, at March 31, 1999 and approximately $24,464,000 and $640,000, respectively, at December 31, 1998. The valuation discount for acquired loans relates to our acquisition of four finance offices from Budget Financial Services, Inc. ("Budget"). The amount of finance receivables, net of unearned interest and insurance, and related valuation discount was approximately $2,029,000 and $627,000 at March 31, 1999; and $2,564,000 and $673,000
       at December 31, 1998.

       At March 31, 1999 there were no significant concentrations of receivables in any type of property or to one borrower.

       These receivables are pledged as collateral for a line of credit agreement (see note 3).

       Changes in the allowance for credit losses for the three months ended March 31, 1999 and 1998 are as follows:


                                             1999           1998
                                         -----------    -----------

           Beginning balance             $ 4,710,829    $ 4,809,400
           Provision for credit losses       877,819      1,033,454
           Charge-offs                      (866,693)    (1,124,547)
           Recoveries                         70,074         43,493

           Net charge-offs                  (796,619)    (1,081,054)

           Ending balance                $ 4,792,029    $ 4,761,800


       The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(3)      NOTES PAYABLE

At March 31, the Company maintained a line of credit agreement with a commercial finance company for $92 million, maturing on October 31, 2003. At March 31, 1999 the Company's net finance receivables would have allowed it to borrow an additional $7.4 million against existing collateral. The outstanding balance under this line of credit was $57,126,000 at March 31, 1999. There are five tranches under this agreement, Tranche A, B, C, D and F. The total line of credit, amount of credit line available at March 31, 1999 and interest rate for each Tranche is summarized below:

    Tranche A:  $  92,000,000;  $54,313,000;    8.75% (Lender's prime rate + 1%)
    Tranche B:  $  10,000,000;  $10,000,000;   12.75% (Lender's prime rate + 5%)
    Tranche C:  $   5,000,000;  $ 3,740,000;    8.75% (Lender's prime rate + 1%)
    Tranche D:  $  10,000,000;  $ 7,585,000;    9.75% (Lender's prime rate + 2%)
    Tranche F:  $  25,000,000;  $17,236,000;    8.75% (Lender's prime rate + 1%)

The borrowing availability under certain Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $43 million total potential borrowing capacity, and actual borrowing capacity of approximately $7.4 million as of March 31, 1999.

The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements which may be amended from time to time. Also, the Company may pay dividends up to 25% of the current year's net income. As of March 31, 1999, the Company met all such ratios and requirements or obtained waivers for any instances of non-compliance.

(4)      BUSINESS COMBINATIONS

In March 1999, the Company acquired all of the assets of four insurance agencies, operating from nine branch locations, in Colorado and Arizona, for a total purchase price of approximately $1.6 million. The purchase was allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of $1,488,000 has been recorded as goodwill and is being amortized on a straight line basis over 15 years.

(5)      BUSINESS SEGMENTS

For the year ended December 31, 1998, the Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS NO. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the presentation of descriptive information about reportable segments consistent with that used by management of the Company to assess performance. Additionally, SFAS No. 131 requires disclosures of certain information by geographic region.

The Company reports its results of operations in three primary segments; consumer finance, mortgage banking and insurance. The consumer finance segment provides financing to consumers with limited credit histories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company's mortgage banking operations are conducted through Paragon, a wholly-owned subsidiary acquired in November 1998. Paragon originates, closes and funds predominantly B and C credit quality mortgage loans, which are warehoused until they can be packaged and sold to long term investors. Paragon receives fee income from originating mortgages and loans are generally sold at a premium to the permanent investor. The Company's insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance companies for which business is placed.

The following table summarizes certain financial information concerning the Company's reportable operating segments for the quarters ended March 31, 1999 and 1998.

                           Consumer     Mortgage
                           Finance      Banking      Insurance       Other       Total
                           --------     --------     ---------       -----       -----
               1999
Income Statement Data
Total Revenue              4,264,563     1,773,403      2,207,122     116,039     8,361,127
Net Income                   236,500        81,219       (274,561)    (28,000)       15,158
Total Assets              65,892,714     2,259,242      9,649,692   1,385,000    79,186,648


                           Consumer     Mortgage
                           Finance      Banking      Insurance       Other       Total
                           --------     --------     ---------       -----       -----
               1998
Income Statement Data
Total Revenue                  3,887       --          1,404           --         5,291
Net Income                        50       --           (264)          --          (214)
Total Assets                  72,337       --          6,660           --        78,997


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


NET INTEREST MARGIN

The following table sets forth certain data relating to the Company's net interest margin for the three months ended March 31, 1999 and 1998.


                                            1999           1998
                                          -------        -------

Average Net Finance Receivables (1)       $60,180        $52,783
Average notes payable                      55,996         45,989

Interest and fee income (2)                 3,667          3,743
Interest expense (2)                        1,328          1,142
Net interest income                         2,339          2,601

Average interest rate earned (1)            24.37%         28.37%

Average intereat rate paid (1)               9.49%          9.93%
Net interest spread                         14.89%         18.43%

Net interest margin (3)                     15.55%         19.71%

(1) Averages are computed using month-end balances during the periods presented.
(2) Excludes Thaxton Insurance Group interest income, expense and Paragon Lending loan fee income.
(3) Net interest margin represents net interest income divided by average Net Finance Receivables.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Finance Receivables at March 31, 1999 were $77,072,000 versus $63,071,000 at March 31, 1998 an 22% increase. Approximately 50% of the increase is due to the acquisition of Paragon, Inc., and the mortgage receivables carried in its warehouse line. The remaining increase is due primarily to growth in our consumer lending receivables.

Unearned income at March 31, 1999 was $12,511,000 versus $11,623,000 at March 31, 1998, an 8% increase which was directly related to the higher receivable level. The provision for credit losses established for the three months ended March 31, 1999 was $878,000 versus $1,033,000 for the same period in 1998, and the allowance for credit losses increased to $4,792,000 at March 31, 1999, from $4,711,000 at March 31, 1998. The reduction in the provision is directly attributable to reduced credit losses, due primarily to the Company's programs during 1997 and 1998 to improve the quality of it loan portfolio. Accordingly, the allowance for credit losses has not required a significant increase in order to maintain its level in accordance with the Company's allowance for loan loss model.

Interest and fee income for the three months ended March 31, 1999 was $5,480,000, versus $3,682,000 for the three months ended March 31, 1998, a 49% increase. This increase is primarily due to our acquisition of Paragon, Inc. in the fourth quarter of 1998, and the fees earned by Paragon in the course of its mortgage banking operations. Interest expense increased to $1,508,000 for the three months ended March 31, 1999 versus $1,078,000 for the three months ended March 31, 1998, a increase of than 40%, the direct result of a higher level of average outstandings during 1999.

Insurance commissions net of insurance cost increased to $2,453,000 for the three months ended March 31, 1999 from $1,385,000 for the same period of 1998, due primarily to the acquisition of an additional 27 non-standard auto insurance agency offices during the fourth quarter of 1998, which more than doubled the number locations selling insurance in Thaxton Insurance Group.

Operating expenses increased to $5,945,000 for the three months ended March 31, 1999 from $3,499,000 for the comparable period of 1998, a 70% increase, due to additional expenses incurred as a result of the 1998 acquisition of insurance branch offices, consumer finance offices, and Paragon, Inc., the Company's mortgage banking subsidiary.

As a result of the above, the company recorded net income of $15,000 for the three months ended March 31, 1999 versus a $215,000 loss for the three months ended March 31, 1998.

Stockholders' equity decreased from $12,930,000 at December 31, 1998 to $10,796,000 at March 31, 1999, a 16% decrease, primarily as a result of the Company's program to repurchase its common stock. During the quarter ended March 31, 1999, the Company repurchased 127,232 shares of common stock , 13,374 shares of Series A preferred stock, and retired all of the shares of its Series D preferred stock, for a total reduction in related to these repurchases of $1,969,000.

CREDIT LOSS EXPERIENCE

The following table sets forth the Company's allowance for credit losses at March 31, 1999, and 1998 and the credit loss experience over the periods presented.

                                                                           At or for the three months Ended
                                                                                         March 31,
                                                                           ----------------     ---------------
                                                                                  1999                1998
                                                                           ----------------     ---------------


Net finance receivables (1)                                                  $57,838,219          $51,448,922
Allowance for credit losses                                                    4,792,029            4,761,800
Allowance for credit losses as a percentage of net finance
     receivables (1)                                                                8.27%                9.26%
Dealer reserves and discounts on bulk purchases                                1,515,586              752,093
Dealer reserves and discounts on bulk purchases as percentage
     of Automobile sales Contracts as period end(2)                                 5.52%                2.14%
Allowance for credit losses and dealer reserves and discount on
     bulk purchases as a percentage of net finance receivables (1)                 10.89%               10.72%
Provision for loan losses                                                        877,819            1,033,454
Charge-offs (net of recoveries)                                                  796,619            1,081,054
Charge-offs (net of recoveries) as a percentage of average net
     finance receivables (1)                                                        1.32%                8.40%

-----------

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
                                                              At March 31,
                                                     ---------------------------
                                                         1999            1998
                                                     ----------       ----------
Dealer reserves and discounts on bulk purchases on
     Automobile Sales Contracts                      $1,515,586       $  752,093
Allowance for credit losses                           4,568,886        4,534,816
Direct Loans
Premium Finance Contracts                               223,143          226,984
                                                     ----------       ----------
     Subtotal                                         4,792,029        4,761,800
                                                                      ----------
                                                     ==========       ==========
     Total                                           $6,307,615        5,513,893
                                                     ==========       ==========

The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                                             At March 31,
                                                              ------------------------------------------
                                                                    1999                       1998
                                                              ---------------            ---------------

Automobile Sales Contracts and Direct Loans contractually
      past due 90 days or more (1)                            $   376,618               $   472,410
Automobile Sales Contracts and Direct Loans(1)                 59,134,699                46,671,809
Automobile Sales Contracts and Direct Loans contractually
     past due 90 days or more as a percentage of Automobile
     Sales Contracts and Direct Loans                                0.64%                     1.01%

(1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.


The following table sets forth certain information concerning Premium Finance
Contracts at the end of the periods indicated:

                                                                                           At March 31,
                                                                           -------------------------------------------
                                                                                  1999                       1998
                                                                           ----------------            ---------------

Premium finance contracts contractually past due 60 days
     or more (FF1)                                                            $  462,390                   $ 80,744
Premium finance contracts outstanding (1)                                      4,737,002                  4,025,020
Premium finance contracts contractually past due 60 days
     or more as a percentage of premium finance contracts                           9.76%                      2.01%

----------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases.


LIQUIDITY AND CAPITAL RESOURCES

The Company generally finances its operations and new offices through cash flow from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility is extended by Finova and consists of five tranches. The primary tranche provides for advances of up to $92 million and the secondary tranches provides for advances from $5 million to $25 million during their respective terms, all of which expire on October 31, 2003, subject to the limitation that advances under each tranche of the Revolving Credit Facility may not exceed an amount equal to specified percentages of Net Finance Receivables. As of March 31, 1999, $57 million was outstanding under the Revolving Credit Facility and there was $58 million available for additional borrowing. The interest rate for borrowings is the prime rate published by Citibank, N.A. (or other money center bank designated by Finova) plus one percent per annum for the primary tranche and ranges from plus one to five percent per annum for the secondary tranches. The Revolving Credit Facility agreement, amended on September 3, 1997, provides for a lower fixed percentage over prime for certain secondary tranches than did the previous agreement. The Revolving Credit Facility imposes several financial and other covenants, including leverage tests, dividend restrictions, and minimum net worth requirements. The Company does not believe these covenants will materially limit its business or its expansion strategy.

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

In the ordinary course of business, the Company has replaced a significant portion of its non-compliant hardware and software with Year 2000 compliant systems. The Company has minimal proprietary processing software virtually all key sub-systems, payroll system, and general ledger were written, and are maintained by reputable outside vendors. The Company has confirmed with licensors from which it licenses software that all such software is Year 2000 compliant. The majority of vendor licensors have offered or provided the Company the results of their Year 2000 testing.

With respect to our systems, networks, and licensed software, management has established a project team which has identified affected systems and is currently working to ensure that the advent of the year 2000 will not disrupt operations. This project team reports periodically to senior management. The company is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained. The estimated cost to the Company for these corrective actions, and the related hardware required to run the upgraded software was originally estimated at approximately $1 million. A significant portion of this budget has already been spent, much of it on upgrading hardware throughout our branch network. The remaining amounts to be incurred are included in the Company's capital and operating budgets for the remainder of 1999.

The Company has taken significant steps toward insuring that the Year 2000 will not adversely affect our ability to function. However, it should be noted that incomplete or untimely compliance would have a material adverse impact on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved.


RECENT ACQUISITION BY AFFILIATE

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

PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)            EXHIBITS

                 Exhibit 27         Financial Data Schedule

(B)          REPORTS ON FORM 8-K

             There were no reports filed on Form 8-K during the quarter ended March 31, 1999.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE THAXTON GROUP, INC.
                                    -----------------------
                                          (Registrant)


Date: May 14, 1999                     /s/JAMES D. THAXTON
                                       -------------------
                                       James D. Thaxton
                                       President and Chief Executive Officer

Date: May 14, 1999                     /s/ALLAN F. ROSS
                                       ----------------
                                       Allan F. Ross
                                       Vice President, Treasurer, Secretary, and
                                       Chief Financial Officer