Form 10-Q
period 1999-06-30
THAXTON GROUP INC
filed 1999-08-16
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


                     Issuers telephone number: 803-285-4337


Indicate by check mark whether the issuer (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes   X   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                                                             OUTSTANDING AT
             CLASS                                           AUGUST 9, 1999
             -----                                           --------------
          COMMON STOCK                                          3,755,104

                                              THE THAXTON GROUP, INC.

                                                    FORM 10-QSB

                                                   JUNE 30, 1999

                                                 TABLE OF CONTENTS

                                                                                         PAGE NO.
                                                                                         --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 1999 and                               3
                  December 31, 1998

                  Consolidated Statements of Income for the six months                           4
                  ended June 30, 1999 and 1998

                  Consolidated Statements of Income for the three months
                  ended June 30, 1999 and 1998                                                   5

                  Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1999 and 1998                                                   6

                  Notes to Consolidated Financial Statements                                     7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     10

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                              16





PART I

ITEM 1.  FINANCIAL STATEMENTS
                                              The Thaxton Group, Inc.
                                            Consolidated Balance Sheet
                                                   (in $000's)

                                                                                       June 30,             December 31,
                                                                                         1999                   1998
                                                                                      (Unaudited)
Assets
------
Cash                                                                            $            990        $            781
Finance receivables, net                                                                  66,267                  61,870
Premises and equipment, net                                                                2,885                   2,844
Accounts receivable                                                                        1,932                   1,252
Repossessed automobiles                                                                      304                     603
Goodwill and other intangible assets                                                       9,228                   8,305
Other assets                                                                               3,947                   3,342
                                                                               ---------------------   ---------------------
     Total assets                                                               $         85,553        $         78,997
                                                                               =====================   =====================

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------

Accrued interest payable                                                        $            433        $            429
Notes payable                                                                             70,432                  62,144
Notes payable to affiliates                                                                  775                     779
Accounts payable                                                                           1,881                     929
Employee savings plan                                                                      1,197                   1,070
Other liabilities                                                                            337                     716
                                                                               ---------------------   ---------------------
     Total liabilities                                                                    75,055                  66,067
                                                                               ---------------------   ---------------------


Stockholders' Equity
--------------------

Preferred Stock $ .01 par value,
Series A:  400,000 shares authorized, issued and outstanding 161,040
   Shares at June 30, 1999, 175,014 shares issued and outstanding
   At December 31, 1998                                                                         1                       2
Series C: 50,000 shares authorized, issued and outstanding at
  June 30, 1999 and December 31, 1998                                                           1                       1

Series D:  56,276 shares authorized and  issued; no shares outstanding
  June 30, 1999, 56,276 shares outstanding December 31, 1998                                    -                       1

Series E: 800,000 shares authorized, issued and
  outstanding at June 30, 1999 and December 31, 1998                                            8                       8


Common stock, $ .01 par value; authorized 50,000,000 shares;
  issued and outstanding 3,757,506 shares at June 30,1999;
  3,885,218 shares at December 31, 1998                                                         38                      39
Additional paid-in-capital                                                                  10,205                  12,184

Retained earnings                                                                              245                     695
                                                                               ---------------------   ---------------------
   Total stockholders' equity                                                               10,498                  12,930
                                                                               ---------------------   ---------------------
   Total liabilities and stockholders' equity                                   $           85,553      $           78,997
                                                                               =====================   =====================


See accompanying notes to consolidated financial statements.


                                              The Thaxton Group, Inc.
                                   Consolidated Statements of Income (Unaudited)
                                         (in $000's except per share data)


                                                                                   Six Months ended June 30,
                                                                                1999                       1998
                                                                                ----                       ----

Interest and fee income                                                    $  11,513                   $  7,522
Interest expense                                                               3,205                      2,413
                                                                          --------------              --------------

     Net interest income                                                       8,308                      5,109

Provision for credit losses                                                    1,851                      1,967
                                                                          --------------            ----------------

Net interest income after provision for credit losses                          6,457                      3,142
Other income:                                                             --------------            ----------------
     Insurance premiums and commissions, net                                   5,061                      2,853
     Other income                                                                992                        473
                                                                          --------------            ----------------
Total other income                                                             6,053                      3,326
                                                                          --------------            ----------------

Operating expenses:
     Compensation and employee benefits                                        7,393                      3,371
     Telephone, postage, and supplies                                          1,306                        830
     Net occupancy                                                             1,138                        810
     Reinsurance claims expense                                                  343                        127
     Insurance                                                                   187                         66
     Collection expense                                                           54                         80
     Travel                                                                      182                         64
     Professional fees                                                           215                        115
     Other                                                                     1,915                      1,353
                                                                          --------------            ----------------
     Total operating expenses                                                 12,733                      6,816
                                                                          --------------            ----------------

     Income (loss) before income tax expense                                    (223)                      (348)

Income tax expense (benefit)                                                    (130)                      (113)
                                                                          --------------            ----------------

     Net income (loss)                                                           (93)                      (235)
                                                                          --------------            ----------------


     Dividends on preferred stock                                                357                        105
                                                                          --------------            ----------------

     Net income (loss) applicable to common shareholders                   $    (450)                   $  (340)
                                                                          ==============            ================


     Net income (loss) per common share-- basic and diluted                $   (0.12)                   $ (0.09)
                                                                          ==============            ================

     Weighted average shares outstanding - basic and diluted                3,779,177                  3,787,892
                                                                          ==============            ================

See accompanying notes to consolidated financial statements.


                                              The Thaxton Group, Inc.
                                   Consolidated Statements of Income (Unaudited)
                                         (in $000's except per share data)


                                                                               Three Months Ended June 30,
                                                                                1999                       1998

Interest and fee income                                                    $   6,033                $     3,840
Interest expense                                                               1,697                      1,335
                                                                          --------------            ----------------

     Net interest income                                                       4,336                      2,505

Provision for credit losses                                                      965                        934
                                                                          --------------            ----------------

Net interest income after provision for credit losses                          3,371                      1,571
                                                                          --------------            ----------------
Other income:
     Insurance premiums and commissions, net                                   2,608                      1,468
     Other income                                                                564                        249
                                                                          --------------            ----------------
Total other income                                                             3,172                      1,717
                                                                          --------------            ----------------

Operating expenses:
     Compensation and employee benefits                                        3,868                      1,556
     Telephone, postage, and supplies                                            778                        443
     Net occupancy                                                               750                        453
     Reinsurance claims expense                                                  156                         58
     Insurance                                                                   153                         27
     Collection expense                                                           27                         43
     Travel                                                                      144                         31
     Professional fees                                                           132                         83
     Other                                                                       780                        622
                                                                          --------------            ----------------
     Total operating expenses                                                  6,788                      3,316
                                                                          --------------            ----------------

     Income (loss) before income tax expense                                    (245)                       (28)

Income tax expense (benefit)                                                    (137)                        (9)
                                                                          --------------            ----------------

     Net income (loss)                                                          (108)                       (19)
                                                                          --------------            ----------------


     Dividends on preferred stock                                                178                         51
                                                                          --------------            ----------------


     Net income (loss) applicable to common shareholders                   $    (286)               $       (70)
                                                                          ==============            ================


     Net income (loss) per common share-- basic and diluted                $   (0.08)               $     (0.02)
                                                                          ==============            ================

     Weighted average shares outstanding - basic and diluted                3,757,844                 3,781,846
                                                                          ==============            ================

See accompanying notes to consolidated financial statements.




                             THE THAXTON GROUP, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                     Six months ended June 30, 1999 and 1998
                                   (in $000's)


                                                                                  1999                     1998
                                                                           -----------------        ----------------
Cash flows from operating activities                                       $   2,267,000             $  1,370,000
Cash flows from investing activities                                          (8,005,000)               1,646,000
Cash flows from financing activities                                           5,947,000               (3,141,000)
                                                                           -----------------        ----------------

Net increase (decrease) in cash                                                  209,000                 (125,000)

Cash at beginning of period                                                      781,000                1,163,000
                                                                           -----------------        ----------------

Cash at end of Period                                                      $     990,000             $  1,038,000
                                                                           =================        ================



                             THE THAXTON GROUP, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                             June 30, 1999 and 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina and operates, primarily through subsidiaries, finance branches in seven southeastern states, and insurance agency branches in six states located in the southeast and southwest. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. ("Thaxton Insurance"), which was acquired by the Company in 1996. The Company provides reinsurance through a wholly owned subsidiary, TICO Reinsurance, Ltd. ("TRL"). Through a wholly owned subsidiary, Paragon, Inc., the Company is also engaged in mortgage banking originating mortgage loans to individuals. The Company sells substantially all mortgage loans it originates to independent third parties. Through another wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Information with respect to June 30, 1999 and 1998, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the six months and quarter ended June 30, 1999 are not necessarily indicative of results to be expected for the entire fiscal year.





(2)           FINANCE RECEIVABLES
              -------------------

Finance receivables consist of the following at June 30, 1999 and December 31, 1998:


                                                                      June 30,                  December 31,
                                                                       1999                         1998
                                                                       ----                         ----
              Automobile Sales Contracts                          $ 33,937,000                  $  37,125,000
              Mortgage loans                                         7,734,000                     11,096,000
              Commercial loans                                       2,983,000                      1,268,000
              Direct Loans                                          33,525,000                     27,853,000
              Premium Finance Contracts                              6,560,000                      3,343,000
                                                                  ==================            ================

              Total finance receivables                             84,739,000                     80,685,000

              Unearned interest                                    (12,112,000)                   (11,914,000)
              Unearned insurance premiums, net                        (134,000)                      (275,000)
              Valuation discount for acquired loans                   (501,000)                      (673,000)
              Bulk purchase discount                                  (196,000)                      (602,000)
              Dealer hold back                                      (1,006,000)                      (640,000)
              Allowance for credit losses                           (4,523,000)                    (4,711,000)
                                                                  ==================            ================

              Finance receivables, net                            $ 66,268,000                  $  61,870,000
                                                                  ==================            ================

Mortgage Loans are held for sale in a warehouse arrangement, and outstanding balances will fluctuate depending upon monthly origination volume and the timing of sales to outside investors. Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $3,370,000 and $196,000, respectively, at June 30, 1999 and approximately $5,659,000 and $602,000, respectively, at December 31, 1998.

With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses, which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $22,189,000 and $1,021,000, respectively, at June 30, 1999 and approximately $24,464,000 and $640,000, respectively, at December 31, 1998.

The valuation discount for acquired loans relates to our acquisition of four finance offices from Budget Financial Services, Inc. ("Budget"). The amount of finance receivables, net of unearned interest and insurance, and related valuation discount was approximately $1,834,000 and $501,000 at June 30, 1999; and $2,564,000 and $673,000 at December 31, 1998.

At June 30, 1999 there were no significant concentrations of receivables in any type of property or to one borrower.

These receivables are pledged as collateral for a line of credit agreement (see note 3).


Changes in the allowance for credit losses for the three months ended June 30, 1999 and 1998 are as follows:

                                                                                1999                       1998
                                                                           --------------            ---------------

                          Beginning balance                                $ 4,711,000                $ 4,810,000
                          Provision for credit losses                        1,851,000                  1,967,000

                          Charge-offs                                       (2,188,000)                (2,043,000)
                          Recoveries                                           149,000                     87,000
                                                                           --------------            ---------------
                          Net charge-offs                                   (2,039,000)                (1,956,000)
                                                                           --------------            ---------------

                          Ending balance                                   $ 4,523,000                $ 4,821,000



The Company's loan portfolio primarily consists of short-term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(3) NOTES PAYABLE

At June 30, 1999 the Company maintained a line of credit agreement with a commercial finance company for $92 million, maturing on October 31, 2003. At June 30, 1999 the Company's net finance receivables would have allowed it to borrow an additional $8.5 million against existing collateral. The outstanding balance under this line of credit was $62,018,000 at June 30, 1999. There are five tranches under this agreement, Tranche A, B, C, D and F. The total line of credit, amount of credit line available at June 30, 1999 and interest rate for each Tranche is summarized below:

 Tranche A:  $  92,000,000;  $51,873,000;    8.75% (Lender's prime rate + 1%)
 Tranche B:  $  10,000,000;  $10,000,000;  12.75% (Lender's prime rate + 5%)
 Tranche C:  $    5,000,000;  $  2,558,000;     8.75% (Lender's prime rate + 1%)
 Tranche D:  $  10,000,000;  $  8,014,000;    9.75% (Lender's prime rate + 2%)
 Tranche F:  $  25,000,000;   $15,536,000;    8.75% (Lender's prime rate + 1%)

The borrowing availability under certain Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $38 million total potential borrowing capacity, and actual borrowing capacity of approximately $8.5 million as of June 30, 1999.

The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements which may be amended from time to time. Also, the Company may pay dividends up to 25% of the current year's net income. As of June 30, 1999, the Company met all such ratios and requirements or obtained waivers for any instances of non-compliance.

(4) BUSINESS COMBINATIONS

On June 28, 1999, the Company acquired U.S. Financial Group Agency, Inc. (U.S. Financial), a wholesale insurance agency, located in Richmond, Virginia, U.S. Financial places non-standard personal automobile insurance risks written by agents located in Virginia. The purchase price of the acquisition was $1,075,290, consisting of cash of $301,320 and a 4.25%, 24-month note for $782,940. The acquisition was accounted for using purchase accounting, resulting in intangible assets consisting of insurance expirations, and goodwill, totaling $1,084,260. Intangible assets will be amortized over 15 years.

(5)  BUSINESS SEGMENTS

For the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the presentation of descriptive information about reportable segments consistent with that used by management of the Company to assess performance. Additionally, SFAS No. 131 requires disclosure of certain information by geographic region.

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


The following table summarizes certain financial information concerning the Company's reportable operating segments for the six months ended June 30, 1999 and 1998:

                                  Consumer             Mortgage
                                   Finance             Banking            Insurance          Other (1)            Total
                            ------------------------------------------------------------------------------------------------
              1999

Total Revenue                  $   8,741,000       $   3,895,000       $   4,753,000       $   177,000       $  17,566,000
Net Income                           469,000             243,000            (685,000)         (120,000)            (93,000)
Total Assets                      69,146,000           2,179,000          10,911,000         3,317,000          85,553,000



                                  Consumer             Mortgage
                                   Finance            Banking            Insurance          Other (1)            Total
                            ------------------------------------------------------------------------------------------------
              1998

Total Revenue                  $   7,715,000       $     189,000      $    2,944,000               -         $  10,848,000
Net Income                           (16,000)             75,000            (294,000)              -              (235,000)
Total Assets                      52,418,000              85,000           6,732,000               -            59,235,000


(1) Other includes Tico Reinsurance Limited, a credit life reinsurance company, and Thaxton Commercial Lending Inc.

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

The non-prime consumer credit market is highly fragmented, consisting of many national, regional, and local competitors, and is characterized by relative ease of entry. Management believes that most of these companies are concentrating their activities on providing financing to Non-prime Borrowers with less extensive credit problems who are purchasing late model used cars (coming off lease or former rental cars) from franchised automobile dealers. By contrast, the Company concentrates on providing financing to Non-prime Borrowers who have more extensive credit problems and are purchasing lower-priced, older model automobiles from independent dealers and making direct loans to Non-prime Borrowers to meet short-term cash needs.

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

Independent insurance agencies represent numerous insurance carriers, and typically place a customer's business with the carrier whose combination of features and price best match the customer's needs. In comparison, direct agents represent only one carrier. Most carriers find use of independent agencies to be a more cost-effective method of selling their products than using a direct agent force. Competition in the independent insurance agency business is intense. There are numerous other independent agencies in most of the markets where the Company's insurance offices are located. There are also direct agents for various insurers operating in some of these markets. The Company competes primarily on the basis of service and convenience. The Company attempts to develop and maintain long-term customer relationships through low employee turnover and responsive service representatives and offers a broad range of insurance products underwritten by reputable insurance companies.

NET INTEREST MARGIN

The following table sets forth certain data relating to the Company's net interest margin for the six months and three months ended June 30, 1999 and 1998.

                                                        For the Six Months                 For the Three Months
                                                          Ended June 30                     Ended June 30
                                                          1999               1998             1999              1998
                                                   -----------------   --------------   ---------------   --------------
Average Net Finance Receivables (1)                $    66,985,000     $   51,660,000   $   68,121,000    $   51,359,000
Average notes payable                                   65,701,000         44,369,000       68,222,000        43,947,000

Interest and fee income (2)                              7,830,000          7,520,000        4,163,000         3,838,000
Interest expense (2)                                     2,804,000          2,113,000        1,622,000         1,066,000
Net interest income                                      5,026,000          5,407,000        2,501,000         2,772,000

Average interest rate earned (1)                           23.38%             29.11%           24.44%            29.89%

Average intereat rate paid (1)                              8.54%              9.52%            9.74%             9.70%
Net interest spread                                        14.84%             19.59%           14.70%            20.19%

Net interest margin (3)                                    15.01%             20.93%           14.69%            21.59%



(1) Averages are computed using month-end balances during the periods presented.
(2) Excludes Thaxton Insurance Group interest income, expense and Paragon Lending loan fee income.
(3) Net interest margin represents net interest income divided by average Net Finance Receivables.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Finance Receivables at June 30, 1999 were $84,739,000 versus $65,127,000 at June 30, 1998 a 30% increase. Approximately 50% of the increase is due to the acquisition of Paragon, Inc., and the mortgage receivables carried in its warehouse line. The remaining increase is due primarily to growth in our consumer lending receivables.

Unearned income at June 30, 1999 was $12,747,000 versus $11,777,000 at June 30, 1998, a 8% increase which was directly related to the higher receivable level. The provision for credit losses established for the six months ended June 30, 1999 was $1,851,000 versus $1,967,000 for the same period in 1998, and the allowance for credit losses decreased to $4,523,000 at June 30, 1999, from $4,821,000 at June 30, 1998. The reduction in the provision is directly attributable to reduced credit losses, due primarily to the Company's programs during 1997 and 1998 to improve the quality of its loan portfolio. Accordingly, the allowance for credit losses has not required a significant increase in order to maintain its level in accordance with the Company's allowance for loan loss model.

Interest and fee income for the six months ended June 30, 1999 was $11,514,000, versus $7,522,000 for the six months ended June 30, 1998, a 53% increase. This increase is primarily due to our acquisition of Paragon, Inc. in the fourth quarter of 1998, and the fees earned by Paragon in the course of its mortgage banking operations. Interest expense increased to $3,285,000 for the six months ended June 30, 1999 versus $2,413,000 for the six months ended June 30, 1998, a increase of 36%, the direct result of a higher level of average outstandings during 1999.

Insurance commissions net of insurance cost increased to $5,061,000 for the six months ended June 30, 1999 from $2,853,000 for the same period of 1998, due primarily to the acquisition of an additional 27 non-standard auto insurance agency offices during the fourth quarter of 1998, which more than doubled the number locations selling insurance in Thaxton Insurance Group.

Operating expenses increased to $12,653,000 for the six months ended June 30, 1999 from $6,816,000 for the comparable period of 1998, a 85% increase, due to additional expenses incurred as a result of the 1998 acquisition of insurance branch offices, consumer finance offices, and Paragon, Inc., the Company's mortgage banking subsidiary.

As a result of the above, the company recognized a $93,000 loss for the six months ended June 30, 1999 versus a $235,000 loss for the six months ended June 30, 1998.

Stockholders' equity decreased from $12,930 at December 31, 1998 to $10,570 at June 30, 1999, a 18% decrease, primarily as a result of the Company's program to repurchase its common stock. During the quarter ended June 30, 1999, the Company repurchased 480 shares of common stock , and 600 shares of Series A preferred stock, for a total reduction in related to these repurchases of $10,800.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Interest and fee income for the three months ended June 30, 1999 was $6,053,000, versus $3,840,000 for the three months ended June 30, 1998, a 57% increase. This increase is primarily due to our acquisition of Paragon, Inc. in the fourth quarter of 1998, and the fees earned by Paragon in the course of its mortgage banking operations. Interest expense increased to $1,777,000 for the three months ended June 30, 1999 versus $1,335,000 for the three months ended June 30, 1998, a 33% increase, the direct result of a higher level of average outstandings during 1999.

Insurance commissions net of insurance cost increased to $2,608,000 for the three months ended June 30, 1999 from $1,468,000 for the three months ended June 30, 1998, primarily due to the acquisition of an additional 27 non-standard auto insurance agency offices during the fourth quarter of 1998, which more than doubled the number of locations selling insurance in Thaxton Insurance Group.

Operating expenses increased to $6,708,000 for the three months ended June 30, 1999 from $3,284,000 for the comparable period of 1998, a 101% increase, due to additional expenses incurred as a result of the 1998 acquisition of insurance branch offices, consumer finance offices, and Paragon Inc. the Company's mortgage banking subsidiary.

As a result of the above, the company recognized a $108,000 net loss for the three months ended June 30, 1999, versus a net loss of $19,000 for 1998.

CREDIT LOSS EXPERIENCE

The following table sets forth the Company's allowance for credit losses at June 30, 1999, and 1998 and the credit loss experience over the periods presented.



                                                                 At or for the six months Ended    At or for the three months Ended
                                                                          June 30,                          June 30,
                                                                 -------------------------------------------------------------------
                                                                         1999              1998             1999               1998
                                                                 ---------------- ---------------- ---------------- ----------------

Net finance receivables (1)                                       $  66,267,000     $  53,350,000   $  66,267,000     $  53,350,000
Allowance for credit losses                                           4,523,000         4,820,000       4,523,000         4,820,000
Allowance for credit losses as a percentage of net finance
     receivables (1)                                                       6.83%             9.04%           6.83%             9.04%
Dealer reserves and discounts on bulk purchases                       1,202,000         1,073,000       1,201,000         1,073,000
Dealer reserves and discounts on bulk purchases as percentage
     of Automobile sales Contracts as period end(2)                        3.73%             3.18%           3.73%             3.18%
Allowance for credit losses and dealer reserves and discount on
     bulk purchases as a percentage of net finance receivables (1)         8.64%            11.05%           8.64%            11.05%
Provision for loan losses                                             1,851,000         1,967,000         965,000           934,000
Charge-offs (net of recoveries)                                       2,039,000         1,956,000       1,242,000           875,000
Charge-offs (net of recoveries) as a percentage of average net
     finance receivables (1)                                               6.09%             7.57%           7.42%             6.81%

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


                                                                                       At June 30,
                                                                           ----------------------------------------
                                                                                 1999                     1998
                                                                           ---------------         ----------------
Dealer reserves and discounts on bulk purchases on
     Automobile Sales Contracts                                            $   1,202,000            $  1,073,000

Allowance for credit losses
Direct Loans                                                                   4,244,000               4,594,000
Premium Finance Contracts                                                        279,000                 227,000
                                                                           ---------------         ----------------
     Subtotal                                                                  4,523,000               4,821,000
                                                                           ---------------         ----------------
     Total                                                                     5,725,000               5,894,000
                                                                           ===============         ================


The following table sets forth certain information concerning Automobile Sales
Contracts and Direct Loans at the end of the periods indicated:




                                                                                           At June 30,
                                                                           -------------------------------------------
                                                                                  1999                       1998
                                                                           ----------------            ---------------


Automobile Sales Contracts and Direct Loans contractually
      past due 90 days or more (1)                                         $     685,000               $    475,000
Automobile Sales Contracts and Direct Loans(1)                                65,273,000                 47,911,000
Automobile Sales Contracts and Direct Loans
      contractually past due 90 days or more as
      a percentage of Automobile Sales Contracts and Direct Loans                   1.05%                      0.99%

(1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

The following table sets forth certain information concerning Premium Finance
Contracts at the end of the periods indicated:

                                                                                           At June 30,
                                                                           -------------------------------------------
                                                                                  1999                       1998
                                                                           ----------------            ---------------
Premium finance contracts contractually past due 60 days
     or more (1)                                                           $       1,000               $    127,000
Premium finance contracts outstanding (1)                                      6,267,000                  4,366,000
Premium finance contracts contractually past due 60 days
     or more as a percentage of premium finance contracts                           0.01%                      2.91%

-------------------------------------------
(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases.



LIQUIDITY AND CAPITAL RESOURCES

The Company generally finances its operations and new offices through cash flow from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility is extended by Finova and consists of six tranches. The primary tranche provide for advances of up to $100 million and the secondary tranches provides for advances from $5 million to $25 million during their respective terms, all of which expire on October 31, 2003 subject to the limitation that advances under each tranche of the Revolving Credit Facility may not exceed an amount equal to specified percentages of Net Finance Receivables. As of June 30, 1999, $62 million was outstanding under the Revolving Credit Facility and there was $8.5 million available for additional borrowing. The interest rate for borrowings is the prime rate published by Citibank, N.A. (or other money center bank designated by Finova) plus one percent per annum for the primary tranche and ranges from plus one to five percent per annum for the secondary tranches. The Revolving Credit Facility agreement, amended on September 3, 1997, provides for a lower fixed percentage over prime for certain secondary tranches than did the previous agreement. The Revolving Credit Facility imposes several financial and other covenants, including leverage tests, dividend restrictions, and minimum net worth requirements. The Company does not believe these covenants will materially limit its business or its expansion strategy.

Management believes that the maximum borrowings available under the Revolving Credit Facility, in addition to cash expected to be generated from operations and the sale of subordinated notes, will provide the resources necessary to fund the Company's liquidity and capital needs through the for seeable future.

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

With respect to our systems, networks, and licensed software, management has established a project team, which has identified affected systems and is currently working to ensure that the advent of the year 2000 will not disrupt operations. This project team reports periodically to senior management. The company is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained. The estimated cost to the Company for these corrective actions, and the related hardware required to run the upgraded software was originally estimated at approximately $1 million. A significant portion of this budget has already been spent, much of it on upgrading hardware throughout our branch network. The remaining amounts to be incurred are included in the Company's capital and operating budgets for the remainder of 1999.

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

           Exhibit 27         Financial Data Schedule

(B)        REPORTS ON FORM 8-K
           -------------------

           There were no reports filed on Form 8-K during the quarter ended June 30, 1999.





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