Form 10QSB
period 1999-09-30
THAXTON GROUP INC
filed 1999-11-15
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                        Commission file number 333-42623

                             THE THAXTON GROUP, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


    SOUTH CAROLINA                                      57-0669498
------------------------------                    -----------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)




                 1524 PAGELAND HIGHWAY, LANCASTER SOUTH CAROLINA
                 ------------------------------------------------
                      29270 (Address of principal executive
                                    offices)

                     Issuers telephone number: 803-285-4337


Indicate by check mark whether the issuer (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes X      No
   ---       -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.




                                                       OUTSTANDING AT
               CLASS                                   OCTOBER 29, 1999
         ----------------                           ---------------------
         COMMON  STOCK                                  3,752,860

                             THE THAXTON GROUP, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                         PAGE NO.
                                                                                          -------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 1999 and                          3
                  December 31, 1998

                  Consolidated Statements of Income for the nine months                          4
                  ended September 30, 1999 and 1998

                  Consolidated Statements of Income for the three months
                  ended September 30, 1999 and 1998                                              5

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1999 and 1998                                              6

                  Notes to Consolidated Financial Statements                                     7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     10

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                              16

PART I

ITEM 1.  FINANCIAL STATEMENTS
                                    The Thaxton Group, Inc.
                                  Consolidated Balance Sheet
                                         ( in $000's)



                                                                   September 30,    December 31,
                                                                        1999            1998
                                                                        -----          ------
                                                                   (Unaudited)



Assets
-------
Cash                                                                    $  4,053     $   781
Finance receivables, net                                                  66,178      61,870
Premises and equipment, net                                                3,429       2,844
Accounts receivable                                                        1,446       1,252
Repossessed automobiles                                                       69         603
Goodwill and other intangible assets                                      10,109       8,305
Other assets                                                               4,947       3,342
                                                                        --------    --------
     Total assets                                                       $ 90,231    $ 78,997
                                                                        ========    ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------

Accrued interest payable                                                $    574    $    429
Notes payable                                                             75,418      62,144
Notes payable to affiliates                                                  790         779
Accounts payable                                                           1,536         929
Employee savings plan                                                      1,259       1,070
Other liabilities                                                            703         716
                                                                        --------    --------
     Total liabilities                                                    80,280      66,067
     -------------------                                                --------    --------

Stockholders' Equity
--------------------
Preferred Stock $ .01 par value,
Series A:  400,000 shares authorized, issued and
  outstanding 160,640 Shares at September 30, 1999,                            1           2
  175,014 shares issued and outstanding at December 31, 1998
Series C: 50,000 shares authorized, issued and
  outstanding at September 30, 1999 and December 31, 1998                      1           1
Series D:  56,276 shares authorized and issued; no shares outstanding
   September 30, 1999, 56,276 shares outstanding December 31, 1998            --           1
  outstanding at September 30, 1999 and December 31, 1998                      8           8

Common stock, $ .01 par value; authorized 50,000,000 shares;
  issued and outstanding 3,752,970 shares at September 30,1999;
  3,885,218 shares at December 31, 1998                                       38          39
Additional paid-in-capital                                                10,165      12,184
Retained earnings                                                           (262)        695
                                                                        --------    --------
     Total stockholders' equity                                            9,951      12,930
                                                                        --------    --------

     Total liabilities and stockholders' equity                         $ 90,231    $ 78,997
                                                                        ========    ========


See accompanying notes to consolidated financial statements.
                                       3

                             The Thaxton Group, Inc.
                  Consolidated Statements of Income (Unaudited)
                        (in $000's except per share data)


                                                                       Nine Months Ended September 30,
                                                                           1999             1998
                                                                           -----            -----

Interest  and  fee income                                             $   17,959       $   11,266
Interest expense                                                           5,251            3,703
                                                                        --------         --------
     Net interest income                                                  12,708            7,563
     Provision for credit losses                                           2,770            2,952
                                                                        --------         --------

Net interest income after provision for credit losses                      9,938            4,611
                                                                        --------         --------
Other income:
     Insurance premiums and commissions, net                               7,934            4,842
     Other income                                                          1,488              619
                                                                        --------         --------
Total other income                                                         9,422            5,461
                                                                        --------         --------

Operating expenses:
     Compensation and employee benefits                                   11,733            5,256
     Telephone, postage, and supplies                                      2,041            1,302
     Net occupancy                                                         2,124            1,172
     Reinsurance claims expense                                              485              227
     Insurance                                                               516              190
     Collection expense                                                       73              111
     Travel                                                                  280               96
     Professional fees                                                       387              283
     Other                                                                 2,343            2,134
                                                                        --------         --------
     Total operating expenses                                             19,982           10,771
                                                                        --------         --------
     Income (loss) before income tax expense                                (622)            (699)
Income tax expense (benefit)                                                (199)            (227)
                                                                        --------         --------
     Net income (loss)
                                                                            (423)             (472)
                                                                        --------         --------
     Dividends on preferred stock                                            534               162
                                                                        --------         --------


     Net income (loss) applicable to common shareholders              $     (957)      $     (634)
                                                                      ==========       ==========


     Net income (loss) per common share-- basic and diluted           $    (0.25)      $    (0.17)

                                                                      ==========       ==========

     Weighted average shares outstanding - basic and diluted           3,771,687        3,776,146
                                                                      ==========       ==========


See accompanying notes to consolidated financial statements.

                             The Thaxton Group, Inc.
                  Consolidated Statements of Income (Unaudited)
                        (in $000's except per share data)


                                                                     Three Months Ended September 30,
                                                                           1999             1998
                                                                          ----             ----
Interest and fee income                                                    6,446            3,744
Interest expense                                                           2,046            1,290
                                                                       ---------        ---------

     Net interest income                                                   4,400            2,454

Provision for credit losses
                                                                             919              985
                                                                       ---------        ---------

Net interest income after provision for credit losses                      3,481            1,469
                                                                       ---------        ---------
Other income:
     Insurance premiums and commissions, net                               2,873            1,989
     Other income                                                            496              146
                                                                       ---------        ---------
Total other income                                                         3,369            2,135
                                                                       ---------        ---------
Operating expenses:
     Compensation and employee benefits                                    4,340            1,884
     Telephone, postage, and supplies                                        735              472
     Net occupancy                                                           986              361
     Reinsurance claims expense                                              142              101
     Insurance                                                               329              124
     Collection expense                                                       19               31
     Travel                                                                   98               33
     Professional fees                                                       172              168
     Other                                                                   428              781
                                                                       ---------        ---------
     Total operating expenses                                              7,249            3,955
                                                                       ---------        ---------
     Income (loss) before income tax expense                                (399)            (351)

Income tax expense (benefit)                                                 (69)            (114)
                                                                       ---------        ---------
     Net income (loss)                                                      (330)            (237)
                                                                       ---------        ---------

     Dividends on preferred stock                                            177               57
                                                                       ---------        ---------

     Net income (loss) applicable to common shareholders               $    (507)       $    (294)
                                                                       =========        =========

     Net income (loss) per common share-- basic and diluted            $   (0.14)       $   (0.08)
                                                                       =========        =========
     Weighted average shares outstanding - basic and diluted           3,755,036        3,756,768
                                                                       =========        =========

See accompanying notes to consolidated financial statements.

                             The Thaxton Group, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                  Nine months ended September 30, 1999 and 1998
                                   (in $000's)


                                                                      1999              1998
                                                               ----------------- ----------------
Cash flows from operating activities                                $  2,457,000      $ 1,328,000
Cash flows from investing activities                                  (9,914,000)      (3,747,000)
Cash flows from financing activities                                  10,729,000        1,725,000
                                                               ----------------- ----------------

Net increase (decrease) in cash                                        3,272,000         (694,000)

Cash at beginning of period                                              781,000        1,163,000
                                                               ----------------- ----------------

Cash at end of Period                                                $ 4,053,000      $   469,000
                                                               ================= ================

                             The Thaxton Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)
                           September 30, 1999 and 1998


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

Information with respect to September 30, 1999 and 1998, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the nine months and quarter ended September 30, 1999 are not necessarily indicative of results to be expected for the entire fiscal year.

(2)      FINANCE RECEIVABLES

Finance receivables consist of the following at September 30, 1999 and December 31, 1998:

                                                                     September 30,     December 31,
                                                                         1999             1998
                                                                         -----           ------

              Automobile Sales Contracts                        $     31,462,000   $   37,125,000
              Mortgage loans                                           7,931,000       11,096,000
              Commercial loans                                         2,707,000        1,268,000
              Direct Loans                                            33,287,000       27,853,000
              Premium Finance Contracts                                8,516,000        3,343,000
                                                               ================= ================

              Total finance receivables                               83,903,000       80,685,000


              Unearned interest                                      (11,984,000)     (11,914,000)
              Unearned insurance premiums, net                             6,000         (275,000)
              Valuation discount for acquired loans                     (264,000)        (673,000)
              Bulk purchase discount                                     (46,000)        (602,000)
              Dealer hold back                                          (908,000)        (640,000)
              Allowance for credit losses                             (4,529,000)      (4,711,000)
                                                               ================= ================

              Finance receivables, net                          $     66,178,000    $  61,870,000
                                                               ================= ================

Mortgage Loans are held for sale in a warehouse arrangement, and outstanding balances will fluctuate depending upon monthly origination volume and the timing of sales to outside investors. Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. The amount of bulk purchased receivables, net of unearned interest and insurance, and the related purchase discount outstanding were approximately $3,115,000 and $46,000, respectively, at September 30, 1999 and approximately $5,659,000 and $602,000, respectively, at December 31, 1998.

With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses, which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of holdback receivables, net of unearned interest and insurance, and the related holdback amount outstanding were approximately $20,642,000 and $954,000, respectively, at September 30, 1999 and approximately $24,464,000 and $640,000, respectively, at December 31, 1998.

The valuation discount for acquired loans relates to our acquisition of four finance offices from Budget Financial Services, Inc. ("Budget"). The amount of finance receivables, net of unearned interest and insurance, and related valuation discount was approximately $1,789,000 and $264,000 at September 30, 1999; and $2,564,000 and $673,000 at December 31, 1998.

At September 30, 1999 there were no significant concentrations of receivables in any type of property or to one borrower.

These receivables are pledged as collateral for a line of credit agreement (see note 3).

Changes in the allowance for credit losses for the nine months ended September 30, 1999 and 1998 are as follows:

                                                                        1999             1998
                                                                 ---------------  ---------------

                          Beginning balance                          $ 4,711,000      $ 4,809,000
                          Provision for credit losses                  2,769,000        2,952,000

                          Charge-offs                                 (3,175,000)      (3,076,000)
                          Recoveries                                     224,000          133,000
                                                                 ---------------  ---------------
                          Net charge-offs                             (2,951,000)      (2,943,000)
                                                                 ---------------  ---------------

                          Ending balance                             $ 4,529,000      $ 4,818,000



(3) NOTES PAYABLE

At September 30, 1999 the Company maintained a line of credit agreement with a commercial finance company for $92 million, maturing on October 31, 2003. At September 30, 1999 the Company's net finance receivables would have allowed it to borrow an additional $5.0 million against existing collateral. The outstanding balance under this line of credit was $64,556,000 at September 30, 1999. There are five tranches under this agreement, Tranche A, B, C, D and F. Interest rates range between lenders prime rate plus 1% to lenders prime rate plus 5%.

The borrowing availability under certain Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $35 million total potential borrowing capacity, and actual borrowing capacity of approximately $5.0 million as of September 30, 1999.

The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements which may be amended from time to time. Also, the Company may pay dividends up to 25% of the current year's net income. As of September 30, 1999, the Company met all such ratios and requirements or obtained waivers for any instances of non-compliance.

(4)      SUBSEQUENT EVENTS

On October 1, 1999, the Company acquired American United Insurance Agencies (American United) a group of retail insurance offices located in North Carolina American United places primarily non-standard personal automobile insurance risk in North Carolina The purchase price of the acquisition was $1,515,000, consisting of cash of $915,000 and an 8%, 12-month note for $600,000. The acquisition was accounted for using purchase accounting, resulting in intangible assets consisting of insurance expirations, and goodwill, totaling $1,490,000. Intangible assets will be amortized over 15 years.

On November 8, 1999, The Company acquired Thaxton Investment Corporation ("Thaxton Investment"). Mr James D. Thaxton, President, Chairman, and majority shareholder of the Thaxton Group, established Thaxton Investment in February 1999 to purchase the consumer finance operations of FirstPlus Consumer Finance, Inc. As a result of that acquisition, Thaxton Investment acquired 144 consumer finance offices in seven states. Under the terms of the Plan of Share Exchange Agreement, Mr. Thaxton, the sole shareholder of Thaxton Investment, transferred all of his shares of common stock of Thaxton Investment to Thaxton Group in exchange for 3,223,000 shares of common stock of Thaxton Group. Because Thaxton Investment and Thaxton Group have been under common ownership and control since February 1999, Thaxton Group's acquisition of Thaxton Investment will be accounted for at historical cost in a manner similar to pooling of interest accounting.

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


The following table summarizes certain financial information concerning the Company's reportable operating segments for the nine months ended September 30, 1999 and 1998:

                                      Consumer             Mortgage
              1999                    Finance              Banking          Insurance                Other                 Total
                            --------------------------------------------------------------------------------------------------------
 Total Revenue               $      12,780,000    $      6,314,000     $      7,517,000     $      770,000       $      27,381,000
 Net Income                            635,000             207,000           (1,020,000)          (245,000)               (423,000)
 Total Assets                       73,492,000           2,301,000           12,499,000          1,939,000              90,231,000


                                      Consumer             Mortgage
              1998                    Finance              Banking          Insurance                Other                 Total
                            --------------------------------------------------------------------------------------------------------
 Total Revenue               $      12,100,000    $        195,000     $     4,431,000                  -        $      16,726,000
 Net Income                           (284,000)            130,000            (480,000)                 -                 (634,000)
 Total Assets                       54,486,000             184,000           7,120,000                  -               61,790,000



(1) Other includes Tico Reinsurance Limited, a credit life reinsurance company, Thaxton Commercial Lending Inc., and other Corporate unallocated overhead.

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

NET INTEREST MARGIN

The following table sets forth-certain data relating to the Company's net interest margin for the six months and three months ended September 30, 1999 and 1998.

                                                            For the Nine Months                          For the Three Months
                                                            Ended September 30,                          Ended September 30,
                                                        1999                  1998                   1999                   1998
                                                   --------------        -------------          -------------         --------------
Average Net Finance Receivables (1)                $   59,479,000        $  52,048,000          $  62,500,000         $  52,783,000
Average notes payable                                  69,121,000           44,998,000             75,173,000            45,989,000

Interest and fee income (2)                            11,852,000           11,263,000              4,022,000             3,743,000
Interest expense (2)                                    4,541,000            3,254,000              1,737,000             1,142,000
Net interest income                                     7,311,000            8,009,000              2,285,000             2,601,000

Average interest rate earned (1)                            26.57%               28.85%                 25.74%                28.37%

Average interest rate paid (1)                               8.76%                9.64%                  9.24%                 9.93%
Net interest spread                                         17.81%               19.21%                 16.50%                18.43%

Net interest margin (3)                                     16.39%               20.52%                 14.62%                19.71%




(1) Averages are computed using month-end balances during the periods presented and exclude Paragon Lending Mortgage receivables.
(2) Excludes Thaxton Insurance Group interest income, expense and Paragon Lending loan fee income.
(3) Net interest margin represents net interest income divided by average Net Finance Receivables.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Finance Receivables at September 30, 1999 were $83,903,000 versus $66,327,000 at September 30, 1998 a 26% increase. Approximately 50% of the increase is due to the acquisition of Paragon, Inc., and the mortgage receivables carried in its warehouse line. The remaining increase is due primarily to growth in our consumer lending receivables.

Unearned income at September 30, 1999 was $12,242,000 versus $12,226,000 at September 30, 1998, a 1% increase which was directly related to the higher receivable level. The provision for credit losses established for the nine months ended September 30, 1999 was $2,770,000 versus $2,952,000 for the same period in 1998, and the allowance for credit losses decreased to $4,529,000 at September 30, 1999, from $4,818,000 at September 30, 1998. The reduction in the provision is directly attributable to reduced credit losses, due primarily to the Company's programs during 1997 and 1998 to improve the quality of its loan portfolio. Accordingly, the allowance for credit losses has not required a significant increase in order to maintain its level in accordance with the Company's allowance for loan loss model.

Interest and fee income for the nine months ended September 30, 1999 was $17,959,000, versus $11,266,000 for the nine months ended September 30, 1998, a 59% increase. This increase is primarily due to our acquisition of Paragon, Inc. in the fourth quarter of 1998, and the fees earned by Paragon in the course of its mortgage banking operations. Interest expense increased to $5,251,000 for the nine months ended September 30, 1999 versus $3,703,000 for the nine months ended September 30, 1998, a increase of 42%, the direct result of a higher level of average outstandings during 1999.

Insurance commissions net of insurance cost increased to $7,934,000 for the nine months ended September 30, 1999 from $4,842,000 for the same period of 1998, due primarily to the acquisition of an additional 27 non-standard auto insurance agency offices during the fourth quarter of 1998, which more than doubled the number locations selling insurance in Thaxton Insurance Group.

Operating expenses increased to $19,982,000 for the nine months ended September 30, 1999 from $10,771,000 for the comparable period of 1998, a 86% increase, due to additional expenses incurred as a result of the 1998 acquisition of insurance branch offices, consumer finance offices, and Paragon, Inc., the Company's mortgage banking subsidiary.

As a result of the above, the company recognized a $423,000 loss for the nine months ended September 30, 1999 versus a $472,000 loss for the nine months ended September 30, 1998.

Stockholders' equity decreased from $12,930 at December 31, 1998 to $9,951 for the nine months ended September 30, 1999, a 23% decrease, primarily as a result of the Company's program to repurchase its common stock.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Interest and fee income for the three months ended September 30, 1999 was $6,446,000, versus $3,744,000 for the three months ended September 30, 1998, a 72% increase. This increase is primarily due to our acquisition of Paragon, Inc. in the fourth quarter of 1998, and the fees earned by Paragon in the course of its mortgage banking operations. Interest expense increased to $2,046,000 for the three months ended September 30, 1999 versus $1,290 for the three months ended September 30, 1998, a 59% increase, and the direct result of a higher level of average outstandings during 1999.

Stockholders equity decreased for the three months ended September 30, 1999s as a result of the Company's repurchase of 4,536 shares of common stock, and 400 shares of Series A preferred stock, for a total reduction in relation to these repurchases of $49,315.

Insurance commissions net of insurance cost increased to $2,873,000 for the three months ended September 30, 1999 from $1,989,000 for the three months ended September 30, 1998, primarily due to the acquisition of an additional 27 non-standard auto insurance agency offices during the fourth quarter of 1998, which more than doubled the number of locations selling insurance in Thaxton Insurance Group.

Operating expenses increased to $7,249,000 for the three months ended September 30, 1999 from $3,955,000 for the comparable period of 1998, a 83% increase, due to additional expenses incurred as a result of the 1998 acquisition of insurance branch offices, consumer finance offices, and Paragon Inc. the Company's mortgage banking subsidiary.

As a result of the above, the company recognized a $330,000 net loss for the three months ended September 30, 1999, versus a net loss of $237,000 for 1998.

CREDIT LOSS EXPERIENCE

The following table sets forth the Company's allowance for credit losses at September 30, 1999, and 1998 and the credit loss experience over the periods presented.


                                                                  At or for the nine months Ended   At or for the three months Ended
                                                                          September 30,                     September 30,
                                                                     ---------       ----------      ----------       ---------
                                                                       1999             1998            1999            1998
                                                                     ---------       ----------      ---------        ---------


Average Net finance receivables (1)                              $  69,255,000   $   52,048,000  $   69,255,000 $   52,048,000
Allowance for credit losses                                          4,529,000        4,818,000       4,529,000      4,818,000
Allowance for credit losses as a percentage of net finance
     receivables (1)                                                      6.54%            9.26%           6.54%          9.13%
Dealer reserves and discounts on bulk purchases                        954,000        1,485,000         954,000      1,485,000
Dealer reserves and discounts on bulk purchases as percentage
     of Automobile sales Contracts as period end(2)                       3.03%            4.54%           3.03%          4.54%
Allowance for credit losses and dealer reserves and discount on
     bulk purchases as a percentage of net finance receivables (1)        7.92%           12.11%           7.92%         11.94%
Provision for loan losses                                            2,770,000        2,952,000         919,000        985,000
Charge-offs (net of recoveries)                                      2,951,000        2,943,000         912,000        986,000
Charge-offs (net of recoveries) as a percentage of average net
     finance receivables (1)                                              5.68%            7.56%           5.27%          7.47%

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

                                                                                       At September 30,
                                                                           ----------------------------------
                                                                                1999                 1998
                                                                           ---------------   ----------------

Dealer reserves and discounts on bulk purchases on
     Automobile Sales Contracts                                            $      954,000       $  1,485,000

Allowance for credit losses
Direct Loans                                                                    4,100,000          4,536,000
Premium Finance Contracts                                                         429,000            282,000
                                                                          ---------------   ----------------
     Subtotal                                                                   4,529,000          4,818,000
                                                                          ---------------   ----------------
     Total                                                                      5,483,000          6,303,000
                                                                          ===============   ================


The following table sets forth-certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:

                                                                                      At September 30,
                                                                           -----------------------------------
                                                                                1999                 1998
                                                                           ----------------    ---------------


Automobile Sales Contracts and Direct Loans contractually
      past due 90 days or more (1)                                         $     959,000       $     479,000
Automobile Sales Contracts and Direct Loans(1)                                63,086,000          49,226,000
Automobile Sales Contracts and Direct Loans contractually
     past due 90 days or more as a percentage of Automobile
     Sales Contracts and Direct Loans                                               1.52%               0.97%

(1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                                                           At September 30,
                                                                           -------------------------------------------
                                                                                1999                         1998
                                                                           ----------------            ---------------

Premium finance contracts contractually past due 60 days
     or more (1)                                                            $      97,000               $     220,000
Premium finance contracts outstanding (1)                                       8,163,000                   4,023,000
Premium finance contracts contractually past due 60 days
     or more as a percentage of premium finance contracts                            1.19%                       5.47%

-------------------------------------------

(1)Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases.

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

Management believes that the maximum borrowings available under the Revolving Credit Facility, in addition to cash expected to be generated from operations and the sale of subordinated notes, will provide the resources necessary to fund the Company's liquidity and capital needs through the foreseeable future.

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

RECENT ACQUISITION BY AFFILIATE

On February 1, 1999, the Company's CEO and majority shareholder purchased approximately 144 consumer finance offices from FirstPlus Consumer Finance, Inc., and operates those offices in Thaxton Investment Corporation ("Thaxton Investment"), a corporation set up for that purpose. Thaxton Investment is a private corporation, and Mr. Thaxton is the sole shareholder. The Company provides management services to Thaxton Investment, and charges Thaxton Investment a reasonable fee for those services. Thaxton Investment operates in seven states, four of which the Company also operates finance branch offices within. Additionally, some of Thaxton Investment finance offices do business using the "TICO" business name.

On November 8, 1999, The Company acquired Thaxton Investment. Under the terms of the Plan of Share Exchange Agreement, Mr. Thaxton, the sole shareholder of Thaxton Investment, transferred all of his shares of common stock of Thaxton Investment to Thaxton Group in exchange for 3,223,000 shares of common stock of Thaxton Group. Because Thaxton Investment and Thaxton Group have been under common ownership and control since February 1999, Thaxton Group's acquisition of Thaxton Investment will be accounted for at historical cost in a manner similar to pooling of interests accounting.

PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS

            Exhibit 27         Financial Data Schedule

(b)         REPORTS ON FORM 8-K

            There were no reports filed on Form 8-K during the quarter ended September 30, 1999.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE THAXTON GROUP,INC.
                                       ----------------------
                                             (Registrant)


Date: November 15, 1999                   /s/JAMES D. THAXTON
                                          -------------------
                        James D. Thaxton
                                          President and Chief Executive Officer

Date: November 15, 1999                   /s/ALLAN F. ROSS
                                          ----------------
                                          Allan F. Ross
                                          Vice President, Treasurer, Secretary,
                                          and Chief Financial Officer