Form 10-K
period 1999-12-31
THAXTON GROUP INC
filed 2000-04-14
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)
         (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                     Issuer's telephone number: 803-285-4337

         Securities registered under Section 12(b) of the Exchange Act:

                              Name of each exchange
                  Title of each class            on which registered
                  -------------------            -------------------
                       None                             None

         Securities registered under Section 12(g) of the exchange Act:

                               Title of each class
                               -------------------
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $83,156,719
--------------------------------------------------------------------

At March 22, 2000, there were 6,974,796 shares of common stock outstanding. The aggregate market value of the shares held by non-affiliates of the registrant, based upon the price at which the stock was sold on March 7, 2000, is approximately $3,217,210.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             THE THAXTON GROUP, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

Item
No.                                                                   Page
-----                                                                 ----

                                     PART I

1.      Description of Business                                          2

2.      Description of Property                                          5

3.      Legal Proceedings                                                5

4.      Submission of Matters to a Vote of Security Holders              5

                                     PART II

5.      Market for Common Equity and Related Stockholder Matters         5

6.      Management's Discussion and Analysis                             6

7.      Financial Statements                                            13

8.      Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                     28

                                    PART III

9.      Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act            29

10.     Executive Compensation                                          30

11.     Security Ownership of Certain Beneficial Owners and Management  30

12.     Certain Relationships and Related Transactions                  30

13.     Exhibits and Reports on Form 8-K                                32



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Thaxton Group, Inc. and its subsidiaries (the "Company") were organized in July 1978 as C.L. Thaxton & Sons, Inc., and from that date until 1991 was primarily engaged in making and servicing direct consumer loans ("Direct Loans") and insurance premium finance loans ("Premium Finance Contracts") to persons with limited credit histories, low incomes, or past credit problems ("Non-Prime Borrowers"). In 1991, we made a strategic decision to diversify our portfolio by actively seeking to finance credit-impaired borrowers' purchases of used automobiles. Our management believed that the expertise it had developed in extending and servicing installment credit to credit-impaired borrowers would enable it to profitably finance used automobile purchases by borrowers having similar credit profiles. The employment of additional senior and mid-level management personnel with substantial used automobile lending experience facilitated our entry into this segment of the consumer credit industry. Since 1991, we have evolved into a diversified consumer financial services company engaged in the origination and servicing of loans made to credit-impaired borrowers; used automobile lending through the purchase and servicing of used automobile sales contracts ("Automobile Sales Contracts") ; insurance premium finance lending through the purchase of insurance premium finance contracts ("Premium Finance Contracts"); selling insurance products on an agency basis; and originating residential mortgage loans.

The Company operates its finance businesses in South Carolina, North Carolina, Georgia, Tennessee, Virginia, Kentucky, Alabama, Mississippi, Ohio, Oklahoma and Texas. It operates its insurance businesses in South Carolina, North Carolina, Virginia, Arizona, New Mexico, Colorado, and Nevada.



THE INDUSTRY

The segment of the consumer finance industry in which the Company operates, which is commonly called the "non-prime credit market," provides financing to non-prime borrowers. These consumers generally do not have access to the same variety of sources of consumer credit as borrowers with long credit histories, no defaults, and stable employment, because they do not meet the stringent objective credit standards imposed by most traditional lenders. The Company, like its competitors in the same segment of the consumer finance industry, generally charges interest to Non-prime Borrowers at the maximum rate permitted by law or, in states such as South Carolina where there are no legal maximum rates, at competitive rates commensurate with the increased default risk and the higher cost of servicing and administering a portfolio of loans to such borrowers. By contrast, commercial banks, captive financing subsidiaries of automobile manufacturers, and other traditional sources of consumer credit to prime borrowers typically impose more stringent credit requirements and generally charge lower interest rates.

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

DIRECT LOANS PROGRAM

The Company has been in the business of making Direct Loans to Non-prime Borrowers since 1985. Direct Loans are typically sought by such borrowers to meet short-term cash needs, finance the purchase of consumer goods or refinance existing indebtedness. Generally, less than 10% of Direct Loans are secured by first or second liens on real property. The remainder are secured by personal property or are unsecured. The typical original term on a Direct Loan is 12 to 24 months.

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


AUTOMOBILE SALES FINANCE PROGRAM


AUTOMOBILE SALES CONTRACT PURCHASES. The Company engages in relationships with independent dealers, where upon consummation of the sale of an automobile to a borrower, the dealer delivers all required documentation to the Company's office. The required documentation includes the executed Automobile Sales Contract, proof of title indicating the Company's lien, an odometer statement confirming the vehicle's mileage, proof that the automobile is insured with the Company designated as loss payee and any supporting documentation the Company specified in its conditional approval of the purchase. Only when compliance with these requirements is verified, does the Company remit funds to the dealer.

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

The typical term of a Premium Finance Contract ranges from three to eight months depending primarily upon the term of the underlying insurance policy, which in most cases is six months but in some cases may be as long as 12 months. The required down payment generally ranges from 20% to 50% of the premium depending upon the state in which the insured resides, the term of the underlying insurance contract, the identity of the referring agency and the insured's financial circumstances. The smaller the down payment by the customer on a Premium Finance Contract (and the resulting higher original principal balance of the loan), the greater the Company's risk that the amount of the unearned premium at the time of a payment default will not be sufficient to cover the unpaid principal balance of the loan. Conversely, the higher the down payment (and the resulting lower original principal balance of the loan), the lower the Company's risk of loss in the event of a payment default.

NON STANDARD AUTOMOBILE INSURANCE AGENCY OPERATIONS

In 1998, The Company began a program where it sells, on an agency basis, automobile insurance to the non-standard market. Generally, non-standard drivers are underwritten to a higher premium because of an unsatisfactory driving record, or because of a credit-impaired record. The Company has entered into a contractual arrangement with a licensed insurance carrier where The Company pays a fee to the carrier for each policy written, retains the remainder of the premiums paid, and retains the underwriting risk of the policy. The Company only writes minimum limit policies under this arrangement. The Company has invested significant sums in specialized insurance software, which allows for operating efficiencies by underwriting and issuing each policy at the point of sale.


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

MORTGAGE BANKING OPERATIONS

The Company owns a mortgage banking firm which operates under the name of Paragon Lending. Paragon originates, closes, and funds predominately B and C credit quality mortgage loans. The loans are held by Paragon until they can be packaged and sold to long term investors. Paragon receives fee income from the mortgagee, and loans are generally sold at a premium ranging from 1% to 5% to the permanent investor. The amount of premium is dependent upon the credit quality of the customer, the attributes of the particular loan, and market conditions.

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


EMPLOYEES

As of December 31, 1999, the Company employed 1,181 persons, none of whom was covered by a collective bargaining agreement. Of that total, 58 were located in the Company's headquarters in Lancaster, South Carolina and 1,123 were located in the Company's other offices. The Company generally considers its relationships with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located in Lancaster, South Carolina in a leased office facility of approximately 12,000 square feet. The lease expires in October 2000, but includes an option to renew for an additional five-year term. The Company leases the facilities, in some instances from affiliates, in which its branch offices are located. These offices range in size from approximately 800 square feet to 2,200 square feet, and are under leases expiring on dates ranging from April 2000 to September 2009, most of which include renewal options for periods ranging from two to five years. The monthly rental rates for such offices range from $165 to $10,265 per month. Since most of the Company's business with dealers is conducted by facsimile machine and telephone, the Company does not believe that the particular locations of its finance offices are critical to its business of purchasing Automobile Sales Contracts or its premium finance operations. Location is somewhat more important for the Company's Direct Loan and insurance agency operations. However, other satisfactory locations are generally available for lease at comparable rates and for comparable terms in each locality served by the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company presently is not a party to any material legal proceedings nor is it aware of any material threatened litigation against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 1999.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Due to the relatively small number of shares held by non-affiliates of the Company, there is no active and liquid trading market for the Company's common stock. At March 21, 2000, there were 158 shareholders of record based upon information provided to the Company. The following table presents high and low bid information for the common stock during the periods indicated. These quotations reflect prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As more than 90% of the shares outstanding are owned by the majority shareholder, there is no traditional public market for the stock. In recognition of this, the Company instituted a program in the fourth quarter of 1998 where it would repurchase shares from non-affiliated shareholders at a price of $10 per share. This price was set to allow non-affiliated shareholders to redeem their investment at their approximate inflation adjusted basis at the time of the Company's initial public offering. The trades listed below reflect those repurchases.

                                                         High      Low
                                                         ----     ----

                  First Quarter 1998                     8.13     7.68

                  Second Quarter 1998                    7.80     7.70

                  Third Quarter 1998                     8.27     7.63



                  Fourth Quarter 1998                   10.00     7.15

                  First Quarter 1999                    10.00    10.00

                  Second Quarter 1999                   10.00    10.00

                  Third Quarter 1999                    10.00    10.00

                  Fourth Quarter 1999                   10.00    10.00


The Company has not paid any dividends on common stock during the past three years. At the present time, there are no plans to pay any cash dividends on common stock. The Revolving Credit Facility restricts the Company from paying any cash dividends in excess of 25% of net income for the year.

On November 8, 1999, pursuant to the terms of the Plan of Share Exchange Agreement dated as of September 30, 1999 among the Company, Thaxton Investment Corporation ("TIC"), Thaxton Operating Company, Mr. James D. Thaxton, the sole shareholder of TIC, transferred all of his shares of common stock of TIC to the Company in exchange for 3,223,000 shares of common stock of the Company. The Company's management estimated that the aggregate fair market value of the common stock issued to Mr. Thaxton at approximately $30 million. For more information, see Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations--Historical Developments, Growth and Trends.

This transaction was not registered under the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption from such registration provided by
Section 4 (2) of the Act for transactions not involving any public offering.


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

         RECENT EXPANSION ACTIVITIES

         1998 Acquisitions. Our business significantly expanded in 1998 with the addition of our commercial finance business and with the growth of our consumer finance, insurance agency and mortgage brokerage businesses. A wholly-owned subsidiary, Thaxton Commercial Lending, Inc., began our commercial finance business, which consists of making factoring and secured commercial loans to small and medium-sized businesses. We also increased the size of our consumer finance business in 1998 with the opening of consumer finance offices in Charlotte, North Carolina, Beaufort, South Carolina and the acquisition of Budget Financial Service, Inc.'s consumer finance offices in Amory and Aberdeen, Mississippi and in Vernon and Hamilton, Alabama. The territory within which we sell insurance products on an agency basis was significantly enlarged in 1998 with Thaxton Insurance's acquisition of twenty-two non-standard insurance agency offices located in three southwestern states - Arizona, Nevada, and New

Mexico. Finally, the growth of our business in 1998 was completed with the acquisition of Paragon, Inc. in November of that year. Paragon is a mortgage banking company engaged in the origination, funding, and whole loan sale of primarily "B" and "C" credit quality residential mortgages.

         1999 Acquisitions. On February 1, 1999, the Company's CEO and majority shareholder purchased approximately 144 consumer finance offices from FirstPlus Consumer Finance, Inc., and operated those offices in TIC, a corporation set up for that purpose. This acquisition was accounted for as a purchase. TIC was a private corporation, with Mr. Thaxton as the sole shareholder. TIC operated independently from the Company from February 1, 1999 through November 8, 1999. On November 8th, the Company acquired TIC in exchange for 3,223,000 shares of the Company's common stock. Because TIC and the Company had been under common ownership and control since February, 1999, the Company's acquisition of TIC was accounted for at historical cost in a manner similar to pooling of interests accounting.

         In March 1999, Thaxton Insurance, Inc. acquired four insurance agencies operating in both Arizona and Colorado. The acquired insurance agencies sell non-standard auto insurance. In June 1999, the Company acquired U. S. Financial Group Agency, Inc., a wholesale insurance agency located in Richmond Virginia. With the addition of ten branch offices from these acquisitions, Thaxton Insurance, Inc. now operates 34 insurance agency branch offices within seven states.

The following table sets forth certain information with regard to growth in the Company's finance receivable portfolio.

                                                      Year Ended December 31,
                                                     -------------------------
                                                      1999              1998
                                                      ----              ----

AUTOMOBILE SALES CONTRACTS
     Total balance at year end, net (1)           $26,870,193       $27,774,997
     Average account balance at year end                3,352             3,190
     Interest income for the year                   7,928,282         8,112,770
     Average interest rate earned                       25.32%            24.71%
     Number of accounts at year end                     8,017             8,708

DIRECT LOANS
     Total balance at year end, net (1)          $116,219,740       $24,391,966
     Average account balance at year end                  680             2,604
     Interest income for the year                  38,227,767         4,378,825
     Average interest rate earned                       35.50%            27.45%
     Number of accounts at year end                   171,028             9,367

PREMIUM FINANCE CONTRACTS
     Total balance at year end, net (1)            $8,029,703        $3,228,160
     Average account balance at year end                  285               286
     Interest income for the year                   1,691,469           733,477
     Average interest rate earned                       25.19%            18.46%
     Number of accounts at year end                    29,298            11,288


  (1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases ("Net Finance Receivables").

  Management believes the best opportunities for continued growth in the Company's Automobile Sales Contract and Direct Loan portfolios lie in the opening or acquisition of new finance offices in small to medium-sized markets in the states where the Company presently operates and contiguous states that management believes to be under served by its competitors. The Company added six additional offices in 1998 (two offices were opened, and four were added through acquisition), and acquired 144 offices via a purchase in 1999. While there are certain risks associated with such expansion, management believes that its ability to identify and retain finance office management personnel having established relationships with local independent dealers, its expertise in extending and servicing credit to Non-prime Borrowers, and other factors will enable it to manage anticipated growth in its finance office network and in its Automobile Sales Contract and Direct Loan portfolios. The Company also periodically may make bulk purchases of Automobile Sales Contracts if such purchases are deemed beneficial to the Company's competitive position and portfolio mix and will seek opportunities to expand its network of insurance offices primarily through the acquisition of independent insurance agencies.

NET INTEREST MARGIN

The following table sets forth certain data relating to the Company's net interest margin for the years ended December 31, 1999 and 1998.

                                                     1999              1998
                                                     ----              ----

   Average Net Finance Receivables (1)           $178,630,026       $52,919,907
   Average notes payable(1)                      $191,663,621       $47,095,575
   Interest and fee income (2)                     60,073,689        15,727,484
   Interest expense (3)                            17,549,804         4,366,757
                                                   ----------         ---------

   Net interest income                             42,523,885        11,360,727

   Average interest rate earned(1)                      33.63%            29.72%
   Average interest rate paid(1)                         9.16%             9.27%
                                                        -----             -----

   Net interest rate spread                             24.47%            20.45%
   Net interest margin(4)                               23.81%            21.47%

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

RESULTS OF OPERATIONS

COMPARISON OF 1999 TO 1998. Finance receivables at December 31, 1999 were $224,570,141 versus $80,684,786 at December 31, 1998, a 178% increase. The increase was primarily attributable to the acquisition of 144 consumer finance offices from FirstPlus Consumer Finance, via the merger with TIC.

Unearned income at December 31, 1999 was $38,184,319 versus $12,862,542 at December 31, 1998. This is primarily attributable to the receivables acquired from the FirstPlus acquisition.

The allowance for credit losses increased to $10,661,339 at December 31, 1999 versus $4,710,829 at December 31, 1998, a 126% increase. This increase is primarily attributable to the $6.7 million additional allowance acquired in the course of the FirstPlus acquisition. Credit losses increased to $12,263,478 for 1999 versus $4,145,031 for 1998, an increase of 296%, again a function of the increased receivables associated with the FirstPlus acquisition. However, credit losses expressed as a percentage of ending net finance receivables remained constant at 6.2% for both 1999 and 1998.

Interest and fee income for the twelve months ended December 31, 1999 was $60,906,447 compared to $15,727,484 for the twelve months ended December 31, 1998, a 252% increase. Interest expense also increased to $18,570,670 for the twelve months ended December 31, 1999 versus $5,037,289 for the comparable period of 1998, an increase of 368%. The larger levels relate directly to the larger portfolio, and related levels of borrowings associated with the FirstPlus Acquisition. Additionally, our overall interest cost of borrowings, as related to earning assets, increased in 1999 as a result of higher leverage associated with the FirstPlus acquisition.

Provision for credit losses increased significantly between years, from $4,046,460 in 1998 to $11,937,679 in 1999, or a 195% increase. As our credit losses, as a percentage of ending net finance receivables reamined constant at 6.2% between years, the increase in provision for credit losses was predominately the result of the increased receivables and operational activity associated with the FirstPlus acquisition.

Insurance premiums and commissions net of insurance cost increased to $15,109,876 for the twelve months ended December 31, 1999 from $6,590,849 for the comparable period of 1998, a 18% increase. This was primarily due to increased sales of insurance products to borrowers, brought about by management emphasis on this product line, and increased revenue and insurance commissions from the Thaxton Insurance agency offices. Other income increased from $962,398 for the twelve months ended December 31, 1998 to $3,963,131 for the comparable period of 1999 due primarily to increased activity from the FirstPlus acquisition and the additional insurance agency offices.

Total operating expenses increased from $15,777,486 for the twelve months ended December 31, 1998 to $53,691,003 for the comparable period of 1999, a 240% increase. The increase in expenses was due, in large part, to the acquisition in the latter part of 1998 of Paragon, the four finance offices from Budget, and the acquisition of the insurance agency offices in Arizona, Nevada, and New Mexico by Thaxton Insurance; and the 1999 acquisition of 144 consumer finance offices from FirstPlus, the acquisition of additional non-standard insurance agency offices in North Carolina, and the acquisition of an insurance general agency in Virginia and the start up of an insurance general agency in South Carolina. Additionally, there was a general increase in other operating costs associated with administering a larger finance receivable portfolio and additional branch offices.

For the twelve months ended December 31, 1999, The Company generated a pretax profit of $134,810, and a net loss of $355,190 as compared to a pretax and net loss of $1,580,584 and $1,084,017 for the comparable period of 1998. The 1999 pretax profit, and reduced net loss between years, is attributed to improved performance in the consumer finance business, which generated a pretax segment profit in excess of $3 million for 1999, which was offset by operating losses in the insurance segment. The large insurance operating loss was primarily due to start up and continuing losses associated with the non-standard operations in the Arizona, Nevada, New Mexico and Colorado.

Stockholders' equity decreased from $12,928,872 at December 31, 1998 to $9,802,578 at December 31, 1999 primarily as a result of the Company's repurchase and retirement of 132,859 shares of common stock, 70,850 shares of Series A and Series D preferred stock; dividends paid on preferred stock of $734,012; and the net loss from operations of $355,190.



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

The following table sets forth the Company's allowance for credit losses at December 31, 1999 and 1998, and the credit loss experience over the periods presented for its finance receivables. (1)

                                                        1999                1998
                                                        ----                ----

   Net finance receivables (1)                      $161,805,620          $56,130,791
   Allowance for credit losses                        10,661,339            4,710,829

   Allowance for credit losses as a percentage
   of net finance receivables (1)                           6.59%                8.39%

   Dealer reserves and discounts on bulk
   purchases                                            $704,657           $1,241,633

   Dealer reserves and discounts on bulk
   purchases as percentage of Net Automobile
   Sales Contracts at period end                            2.62%                3.46%

   Allowance for credit losses and dealer reserves
   and discount on bulk purchases (2)                $11,365,996           $5,952,462

   Allowance for credit losses and dealer reserves
   as a percentage of finance receivables                   7.02%               10.60%

   Provision for credit losses                        11,937,679           $4,046,460

   Charge-offs (net of recoveries)                    12,263,478            4,145,031

   Charge-offs (net of recoveries) as a percentage
   of average net finance receivables (3)                   7.58%                7.64%


(1) Net finance receivable balances are presented net of unearned finance charges, and exclude mortgage warehoused loans and commercial finance receivables.
(2)    Excludes valuation discount for acquired loans
(3)    Average net receivables computed using month end balances












The following table sets forth certain information concerning Automobile Sales Contracts and Direct Loans at the end of the periods indicated:


                                                          At December 31,
                                                   ----------------------------
                                                       1999              1998
                                                       ----              ----

Automobile Sales Contracts and Direct Loans
contractually past due 90 days or more (1)         $3,257,056          $734,359

Automobile Sales Contracts and Direct Loans (1)   143,089,933        52,166,963

Automobile  Sales  Contracts  and Direct Loans
contractually  past due 90 days or more as a
percentage of Automobile Sales contracts and
Direct Loans                                             2.28%             1.41%


Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

The following table sets forth certain information concerning Premium Finance Contracts at the end of the periods indicated:

                                                            At December 31,
                                                       1999              1998
                                                       ----              ----

Premium finance contracts contractually
past due 60 days or more(1)                         $241,804           $119,345

Premium finance contracts outstanding(1)           8,029,703          3,228,160
Premium finance contracts  contractually
past due 60 days or more as a percentage
of premium finance contracts                             3.0%               3.6%


Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally finances its operations and new offices through cash flow from operations and borrowings under the revolving credit facility extended by FINOVA Capital Corporation (the "Revolving Credit Facility"). The Revolving Credit Facility, which provides for borrowings of up to $242 million, matures on July 31, 2004. The facility consists of two agreements, each with multiple tranches. The primary tranche of each agreement is used to finance consumer receivables, based upon a percentage of available collateral, and carries the most favorable interest rate of the agreement. Secondary tranches provide additional availability, but as they increased collateral leverage, and therefore carry increased interest rates. At December 31, 1999, the Company could have borrowed an additional $14.6 million under the credit facility based upon the existing level of receivables and collateral. The interest rate on the tranches range from lender's prime rate plus from 1% to 5%. Of the $163 million outstanding at December 31, 1999, $154 million carried interest rates of prime plus 1% or prime plus 1-1/4%. The remaining $9 million was borrowed at prime plus 3-1/2%. The interest rate is adjusted monthly to reflect fluctuations in the designated prime rate. Accrued interest on borrowings is payable monthly. Principal is due in full on the maturity date and can be prepaid without penalty. The Revolving Credit Facility is secured by substantially all of the Company's assets and requires the Company to comply with certain restrictive covenants.

In connection with the FirstPlus acquisition, the Company assumed $2.1 million of subordinated notes issued by Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in the name of the Company. The note agreement contained an interest coverage ratio restrictive covenant which the Company did not meet at December 1999, and a waiver was obtained for the year. However, the Company cannot say with certainty that it will meet this covenant requirement for the year 2000, and if it does not meet this requirement that a waiver will be obtained. However, the Company is confident that it has adequate availability under its primary credit facility to borrow adequate funds to liquidate this note, if required.

In 1997, the Company began issuing subordinated term notes to individual investors in an intrastate public offering registered with the State of South Carolina. The registration, as of a similar offering was declared effective by the U.S. Securities and Exchange Commission in March 1998 (and amended in November 1999), and the Company now offers notes under this federal registration. Maturity terms on these notes range from daily to sixty months, and interest rates vary in accordance with market rates. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. Approximately $42 million in notes were outstanding as of December 31, 1999. Proceeds from the issuance of these notes generally are used to repay borrowings under the Revolving Credit Facility.

Cash flows from financing activities during the years ended December 31, 1999 and 1998 were as follows:

                                                      1999              1998
                                                      ----              ----

    Proceeds from the issuance of preferred              0            7,907,323
      stock
    Notes payable to affiliates                   (287,918)            (236,368)
    Repurchase of common stock                  (2,036,383)          (1,075,732)
    Dividends paid                                (734,012)            (258,289)
    Net increase in line of credit                       0              255,000
    Net increase in notes payable               51,667,792            5,754,188
    Repurchase of preferred stock                     (708)             (30,000)
                                                -----------          -----------
    Total                                        48,608,771            5,962,363
                                                ===========          ===========

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of the provisions of SFAS No. 133 will significantly impact the Company's financial reporting.

YEAR 2000 ISSUES

Management believes it has adequately addressed the Year 2000 issue and has successfully executed its Year 2000 Plan. The Company and its subsidiaries have processed transactions in the year 2000 and have experienced no significant interruptions in customer service or processing ability. The Company has not identified any additional credit losses related to any customer due to Year 2000 issues nor does it anticipate that any will be identified going forward.

ITEM 7. FINANCIAL STATEMENTS

















                             THE THAXTON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                  (WITH INDEPENDENT AUDITORS' REPORTS THEREON)

                          Independent Auditors' Report





THE BOARD OF DIRECTORS
THE THAXTON GROUP, INC.

We have audited the accompanying consolidated balance sheets of The Thaxton Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Thaxton Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                  Cherry, Bekaert & Holland, LLP


Charlotte, North Carolina
March 28, 2000

                             THE THAXTON GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                                                           1999               1998
                                                                           ----               ----
Assets

Cash                                                                  $2,036,104           $780,864
Finance receivables, net                                             162,827,219         54,794,487
Loans Held for Sale                                                   11,400,639          7,075,295
Premises and equipment, net                                            6,293,588          2,843,753
Accounts receivable                                                    1,902,981          1,252,412
Repossessed automobiles                                                  131,908            603,288
Goodwill and other intangible assets                                  39,511,133          8,305,129
Other assets                                                          10,831,465          3,340,784
                                                                      ----------          ---------

Total assets                                                         234,935,037         78,996,012
                                                                     ===========         ==========

Liabilities and Stockholders' Equity

Liabilities
Accrued interest payable                                               2,174,397            428,906
Notes payable                                                        211,218,953         62,144,209
Notes payable to affiliates                                              491,072            778,990
Accounts payable                                                       3,298,740            928,580
Employee savings plan                                                  1,328,998          1,070,425
Other liabilities                                                      6,620,296            716,030
                                                                      ----------          ---------
Total Liabilities                                                    225,132,456         66,067,140
                                                                     ===========         ==========
Commitments and Contingencies

Stockholders' Equity

Preferred Stock     $.01 parvalue:
  Series A:  400,000 shares authorized; issued
    and outstanding 160,440 shares in 1999,
    175,014 shares in 1998; liquidation value
    $1,604,400 in 1999                                                     1,604              1,750
  Series C:  50,000 shares authorized issued
    and outstanding in 1999 and 1998;
    liquidation value $500,000 in 1999                                       500                500
  Series D:  56,276 shares authorized, no shares
    issued and outstanding in 1999 56,276 in 1998                              -                563
  Series E:  800,000 shares authorized, issued
    and outstanding in 1999 and 1998; liquidation
    value $8,000,000 in 1999 and 1998                                      8,000              8,000

Common stock, $.01 par value, 50,000,000 shares
authorized; issued and outstanding 6,975,359 shares
in 1999; 3,885,218 shares in 1998                                         69,754             38,852
Additional paid-in-capital                                            10,116,772         12,184,057
Retained earnings (deficit)                                             (394,049)           695,150
                                                                       ---------            -------

Total stockholders' equity                                             9,802,581         12,928,872
                                                                       ---------         ----------
Total liabilities and stockholders' equity                          $234,935,037        $78,996,012
                                                                    ============       ===========



See accompanying notes to consolidated financial statements.


                             THE THAXTON GROUP, INC.
                        Consolidated Statements of Income
                     Years Ended December 31, 1999 and 1998

                                                                         1999                  1998
                                                                         ----                  ----
Interest and fee income                                              $60,946,117           $15,727,484
Interest expense                                                      18,570,670             5,037,289
                                                                      ----------             ---------
Net interest income                                                   42,375,447            10,690,195
Provision for credit losses                                           11,937,679             4,046,460
                                                                      ----------             ---------
Net interest income after provision for credit losses                 30,437,768             6,643,735
Other income:
Insurance premiums and commissions, net                               15,109,876             6,590,849
Premiums for loans sold                                                3,137,595               263,296
Other income                                                           3,963,131               699,102
                                                                       ---------             ---------
Total other income                                                    22,210,602             7,553,247
                                                                      ----------             ---------
Operating expenses:
  Compensation and employee benefits                                  30,107,781             8,636,026
  Telephone, computers, postage, and supplies                          3,026,163             2,187,264
  Net occupancy                                                        7,874,185             1,460,174
  Reinsurance claims expense                                           1,142,724               314,995
  Advertising                                                          2,630,826               307,253
  Collection expense                                                     312,894               132,488
  Travel                                                               1,174,907               153,046
  Professional fees                                                      825,273               452,152
  Other                                                                5,418,807             2,134,088
                                                                       ---------             ---------

Total operating expenses                                              52,513,560            15,777,486

Income (loss) before income tax expense                                  134,810            (1,580,504)
Income tax expense (benefit)                                             490,000              (496,487)
                                                                         -------             ---------
Net loss                                                              $ (355,190)         $ (1,084,017)
                                                                      ==========          ============

Dividends on preferred stock                                           $ 734,012              $258,289
                                                                       =========              ========

Net loss applicable to common shareholders                           $(1,089,202)         $ (1,342,306)
                                                                     ===========          ============

Net loss per common share--basic and diluted                              $(0.26)              $ (0.35)
                                                                         =======               =======


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1999 and 1998

                                                                                            Additional
                                                                Common       Preferred       Paid-in
                                                                 Stock         Stock         Capital
                                                                 -----         -----         -------

Balance at December 31, 1997                                    37,956         2,551        4,521,354
                                                               -------        ------       ----------
Purchase and retirement of 114,761 shares
   of common stock                                              (1,148)            -       (1,074,314)

Issuance of 800,000 shares of Series E Preferred Stock               -         8,000        7,992,000
Issuance of 300,000 shares of restricted common
   Stock                                                         3,000             -        1,497,000
Issuance of 3,580 shares of common stock under
   Employee stock purchase plan                                     36             -           26,590
Conversion of 29,200 shares of common stock and
   27,076 shares of Series B Preferred Stock
   into 56,276 of Series D Preferred Stock                        (292)          292                -
Repurchase of 3,000 shares of Series A Preferred Stock               -           (30)         (29,970)
Cancellation and forfeiture of Deferred Stock Award               (700)            -         (629,300)
Costs associated with preferred stock issuance                       -             -         (119,303)
Dividends paid on preferred stock                                    -             -                -
                                                                     -             -                -
Net loss                                                       --------       -------        ---------
Balance at December 31, 1998                                   $38,852        10,813       12,184,057
                                                              ========       =======      ===========
Purchase and retirement of 132,859 shares of common stock       (1,329)            -       (1,327,262)
Repurchase of 14,574 shares of Series A Preferred Stock              -          (146)        (145,594)
Repurchase of 56,276 shares of Series D Preferred Stock              -          (563)        (562,197)
Issuance of 3,223,000 shares of common stock for purchase
of Thaxton Investment Corporation                               32,230             -          (32,230)
Dividends paid on preferred stock                                    -             -                -
Net Income (Loss)                                                    -             -                -
                                                               --------       --------       ---------
Balance at December 31, 1999                                   $69,754        10,104        10,116,772
                                                               ========       =======      ===========



                                                             Deferred                         Total
                                                              Stock        Retained       Stockholders'
                                                              Award        Earnings           Equity
                                                              -----         -----              -----
Balance at December 31, 1997                                (630,000)      5,969,317        5,969,317
                                                             -------       ---------        ---------
Purchase and retirement of 114,761 shares
   of common stock                                                 -              -        (1,075,462)
Issuance of 800,000 shares of Series E Preferred Stock             -              -         8,000,000
Issuance of 300,000 shares of restricted common Stock              -              -         1,500,000
Issuance of 3,580 shares of common stock under
   Employee stock purchase plan                                                                26,626
Conversion of 29,200 shares of common stock and
   27,076 shares of Series B Preferred Stock
   into 56,276 of Series D Preferred Stock                         -              -                 -
Repurchase of 3,000 shares of Series A Preferred Stock             -              -            (30,000)
Cancellation and forfeiture of Deferred Stock Award          630,000              -                  -
Costs associated with preferred stock issuance                     -              -           (119,303)
Dividends paid on preferred stock                                  -       (258,289)          (258,289)
Net loss                                                           -      1,084,017)        (1,084,017)
                                                             -------      -----------        ----------

Balance at December 31, 1998                                       -        695,150         12,928,872
                                                             ========     ===========       ===========
Purchase and retirement of 132,859 shares of common stock          -              -         (1,328,591)
Repurchase of 14,574 shares of Series A Preferred Stock            -              -           (145,740)
Repurchase of 56,276 shares of Series D Preferred Stock            -              -           (562,760)
Issuance of 3,223,000 shares of common stock for purchase
of Thaxton Investment Corporation                                  -              -                  -
Dividends paid on preferred stock                                  -       (734,012)          (734,012)
Net Income (Loss)                                                  -       (355,190)          (355,190)
                                                             -------      -----------        ----------

Balance at December 31, 1999                                       -       (394,049)         9,802,581
                                                             ========     ==========        ===========


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 1999 and 1998

                                                                                        1999            1998
                                                                                        ----            ----

 Cash flows from operating activites:
 Net income (loss)                                                                   $ (355,190)   $ (1,084,017)
 Adjustments to reconcile net income to
 net cash provided by operating activities
     Provision for credit losses                                                     11,937,679       4,046,460
     Depreciation and amortization                                                    3,415,392       1,224,170
     Deferred taxes                                                                    (709,934)       (300,000)
     Proceeds from loans held for sale                                               (3,137,595)       (263,296)
     Decrease (increase) in other assets                                             (4,716,880)        308,732
     Increase (decrease) in accrued interest payable and other liabilities            6,381,914         156,506
                                                                                     ----------      ----------
                                       Net cash provided by operating activities     12,815,386       4,084,555
                                                                                     ----------      ----------
 Cash flows from investing activities:
     Net increase in finance receivables                                            (16,238,690)    (10,398,970)
     Capital expenditures for premises and equipment                                 (2,338,721)     (1,490,452)
     Proceeds from sale of premises and equipment                                       742,992          79,316
     Proceeds from sale of investments                                                        0          46,935
     Acquisitions, net of acquired cash equivalents                                 (42,424,498)     (4,976,488)
     Purchase of securities                                                                   0         (42,947)
                                                                                     ----------      ----------
                                           Net Cash used by investing activities    (60,258,917)    (16,782,606)
                                                                                     ----------      ----------

 Cash flows from financing activities:
     Proceeds from the issuance of preferred stock                                            0       7,907,323
     Notes payable to affiliates                                                       (287,918)       (236,368)
     Repurchase of common stock                                                      (1,328,591)     (1,075,732)
     Dividends paid                                                                    (734,012)       (258,289)
     Net increase in line of credit                                                           0               0
     Net increase in notes payable                                                    51,757,792      6,009,188
     Repurchase of preferred stock                                                     (708,500)        (30,000)
                                                                                      ----------     ----------
                                       Net cash provided by financing activities      48,698,771     12,316,122
                                                                                      ----------     ----------

 Net increase (decrease) in cash                                                       1,255,240       (381,929)
 Cash at beginning of period                                                             780,864      1,162,793
                                                                                      ----------     ----------
 Cash at end of period                                                               $ 2,036,104     $  780,864
                                                                                     ===========     ==========

 Supplemental disclosures of cash flow information:
 Cash paid during the period for:
         Interest                                                                     16,825,179      5,029,246
         Income taxes                                                                      2,011              -

Total non-cash activities

Investing:
     Non-cash portion of acquisitions                                                 (2,584,260)
                                                                                      ----------
Financing:
     Portion of acquisition financed by note to seller                                 2,584,260
                                                                                      ----------

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina and operates, primarily through subsidiaries. The Company operates consumer finance branches in 11 states, primarily under the names of TICO Credit, Southern Finance, and Covington Credit. The Company also operates insurance agency branches in seven states located in the southeast and southwest. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. ("Thaxton Insurance"), which was acquired by the Company in 1996. The Company provides reinsurance through wholly owned subsidiaries, TICO Reinsurance, Ltd. ("TRL"), Fitch National Reinsurance, Ltd., Soco Reinsurance, Inc., and Thaxton Reinsurance, Inc. Through a wholly owned subsidiary, Paragon, Inc., the Company is also engaged in mortgage banking, originating mortgage loans to individuals. The Company sells substantially all mortgage loans it originates to independent third parties. Through another wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


INSURANCE: The Company remits a portion of credit life, accident and health, property and auto insurance premiums written in connection with certain loans to an unaffiliated insurance company at the time of origination. Any portion of the premiums remitted to this insurance company which are not required to cover their administrative fees or to pay reinsurance claims expense are returned to the Company through its reinsurance subsidiaries, and are included in insurance premiums and commissions in the accompanying consolidated statements of income. Unearned insurance premiums are accreted to income over the life of the related insurance contracts using a method similar to that used for the recognition of finance charges. Insurance commissions earned by Thaxton Insurance are recognized as services are performed in accordance with Thaxton Insurance's contractual obligations with the underwriters, but not before protection is placed with insurers.

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

INTANGIBLE ASSETS: Intangible assets include goodwill, expiration lists, and covenants not to compete related to acquisitions made by the Company. Goodwill represents the excess of the cost over the fair value of net assets acquired at the date of acquisition. Goodwill is amortized on a straight-line basis, generally over a five to twenty-five year period. The expiration lists are amortized over their estimated useful lives, generally fifteen to twenty-five years, on a straight-line basis. Covenants not to compete are amortized according to the purchase contract over five to six years on a straight-line basis. Recoverability of recorded intangibles is evaluated by using undiscounted cash flows.

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

ADVERTISING: Advertising costs are expensed as incurred.

CASH AND CASH EQUIVALENTS: The Company considers cash on hand, cash due from banks, and interest-earning deposits, which are maintained in financial institutions as cash and cash equivalents.

LOANS HELD FOR SALE: Loans held for sale include certain mortgage loans and are carried at the lower of aggregate cost or market value.

OTHER COMPREHENSIVE INCOME: Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is divided into net income and other comprehensive income. There were no items of other comprehensive income in 1999 or 1998.

LOANS/ALLOWANCE IMPAIRMENT: Finance receivables are classified as nonaccrual, and the accrual of interest is discontinued, when the contractual payment of principal and interest has been xx days past due or when, in management's judgment, principal or interest is not collectible in accordance with the terms of the obligation. Cash receipts on non accrual loans are applied to principal. Interest recognition resumes when the loan returns to performing status.

RECLASSIFICATIONS: Certain amounts in the 1998 financial statements have been reclassified in order to conform with the 1999 presentation.

IMPACT OF RECENTLY USED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of the provisions of SFAS No. 133 will significantly impact the Company's financial reporting.

(2)    BUSINESS COMBINATIONS

On February 1, 1999, the Company's CEO and majority shareholder purchased approximately 144 consumer finance offices from FirstPlus Consumer Finance, Inc., and operated those offices in Thaxton Investment Corporation ("TIC"), a corporation set up for that purpose. The purchase price paid was $49.4 million, including a cash payment of $46.5 million, with the balance in notes and amounts payable to FirstPlus. The note payable arising from the purchase was paid in full prior to December 31, 1999. This acquisition, which was accounted for as a purchase, resulted in goodwill in the amount of $29.5 million, which is being amortized over 25 years. At the time of the acquisition, Thaxton Investment Corp. was a private corporation, with Mr. Thaxton as the sole shareholder. TIC operated independently from the Company from February 1, 1999 through November 8, 1999. On November 8th, the Company acquired TIC in exchange for 3,223,000 shares of the Company's common stock. Because TIC and the Company had been under common ownership and control since February, 1999, the Company's acquisition of TIC was accounted for at historical cost in a manner similar to pooling of interests accounting.

On July 1, 1999, the Company acquired all of the stock of U. S. Financial Group Agency, Inc., ("USFG"), an insurance general agency located in Virginia. The purchase price of $1.1 million included a cash payment of $300,000, and the balance due in a 6% note payable maturing in July, 2001. This acquisition resulted in $1 million of goodwill and other intangible assets being recorded, which are being amortized over 20 years.

On October 1, 1999, the Company acquired the assets of a business operating as American United Insurance Agency. The purchase price of $1.5 million included a cash payment of $900,000, and $600,000 of 8% notes maturing in December, 2000. The acquisition resulted in $1.4 million of goodwill and other intangible assets being recorded, which are being amortized over 20 years.

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

The acquisitions (other than the Company's acquisition of "TIC") were accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. The following table presents unaudited pro forma combined results of operations as if the acquisitions had occurred at the beginning of each year presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had occurred at the beginning of each year.


                                              1999                  1998
                                              ----                  ----

      Total revenues                     $ 88,750,000          $ 74,200,000
      Net income (loss)                     $(150,000)         $    100,000

      Basic and Diluted earnings              $ (0.21)             $    .10
      per share



FINANCE RECEIVABLES

Finance receivables consist of the following at December 31, 1999 and 1998:

                                                 1999                  1998
                                                 ----                  ----

Automobile Sales Contracts                     33,138,025           $37,124,775
Direct Loans                                  140,751,353            27,852,566
Mortgage Loans                                 27,477,365             4,021,088
Premium Finance Contracts                       8,362,591             3,343,320
Commercial Loans                                3,440,166             1,267,742
                                                ---------             ---------

          Total finance receivables           213,169,500            73,609,491

Unearned interest                             (37,805,852)          (11,914,393)
Unearned insurance premiums, net               (2,797,035)             (275,476)
Valuation discount for acquired loans             (93,534)             (672,673)
Dealer Holdback and Bulk purchase discount       (704,657)           (1,241,633)
Allowance for credit losses                   (10,661,339)           (4,710,829)
Deferred Loan Cost, net                         1,720,134               805,053
                                                ---------               -------
     Finance receivables, net                 162,827,217            55,599,540

Loans held for sale                            11,400,639             7,075,295



Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $26,870,193 and $704,657, respectively, at December 31, 1999 and approximately $24,463,738 and $1,241,633, respectively, at December 31, 1998.

At December 31, 1999, there were no significant concentrations of receivables in any type of property or to one borrower. These receivables are pledged as collateral for a line of credit agreement (see note 7).

Changes in the allowance for credit losses for the years ended December 31, 1999 and 1998 are as follows:

                                                  1999              1998
                                                  ----              ----

   Beginning balance                            4,710,829         $4,809,400
   Valuation allowance for acquired loans       6,276,309                  0
   Provision for credit losses                 11,937,679          4,046,460

   Charge-offs                                (13,461,390)        (4,307,260)
   Recoveries                                   1,197,912            162,229
                                                ---------            -------
   Net charge-offs                            (12,263,478)        (4,145,031)
                                              ------------        -----------

   Ending balance                             $10,661,339         $4,710,829
                                              ===========         ==========

The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.


PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 1999 and 1998 follows:

                                                     1999               1998
                                                     ----               ----



     Leasehold improvements                       1,949,082            712,709
     Furniture and fixtures                       3,106,962            806,668
     Equipment and automobiles                    8,603,651          3,871,999
                                                  ---------          ---------
                 Total cost                      13,624,697          5,391,376
     Accumulated depreciation                     7,366,108          2,547,623
                                                  ---------          ---------
                 Net premises and equipment      $6,293,589         $2,843,753
                                                 ==========         ==========

Depreciation expense was approximately $1,374,000 and $721,000 in 1999 and 1998, respectively.

INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 1999 and 1998:

                                                     1999             1998
                                                     ----             ----

     Covenants not to compete                     $ 267,444       $ 118,495
     Goodwill and purchase premium               38,290,731       7,051,516
     Insurance expirations                        4,636,588       3,114,363
                                                  ---------       ---------
               Total cost                        43,194,763      10,284,374
     Less accumulated amortization                3,683,630       1,979,245
                                                  ---------       ---------
               Intangible assets, net           $39,511,133      $8,305,129
                                                ===========      ==========

The majority of the intangibles were acquired by the Company in connection with its acquisition of FirstPlus Consumer Finance, as well as the Thaxton Insurance (and related subsequent purchases of individual agencies), the acquisition of Paragon, and the acquisition of four finance offices from Budget. Amortization expense was approximately $2,041,000 and $503,000 in 1999 and 1998, respectively.

LEASES

The Company conducts all of its operations from leased facilities. It is expected that in the normal course of business, leases that expire will be renewed at the Company's option or replaced by other leases or acquisitions of other properties. Total rental expense was approximately $2,192,734 in 1999 and $801,000 in 1998. The future minimum lease payments under noncancelable operating leases as of December 31, 1999, are as follows:



               2000                                                 2,589,883
               2001                                                 1,724,904
               2002                                                 1,098,498
               2003                                                   628,065
               2004                                                   325,672
               Thereafter                                             335,843
                                                                      -------
               Total minimum lease payments                         6,702,864
                                                                    =========


Six of the office buildings in which the Company conducts business are owned by related parties. These premises are leased to the Company for a total monthly rental of approximately $3,350.


NOTES PAYABLE AND NOTES PAYABLE TO AFFILIATES

At December 31, 1999 and 1998, notes payable consist of the following:

                                                      1999             1998
                                                      ----             ----

Senior Notes Payable/Lines of Credit               $163,370,892     $46,950,000
Warehouse credit lines for mortgage loans at
  various rates and maturities                                0       3,638,220


Subordinated notes payable to individuals with
  varying maturity dates and rates ranging from
  5 1/4% to 12%                                      43,411,547      10,281,246
Note payable to finance company collateralized
  by an aircraft, due in monthly installments
  of $9,091 through July 2003 including interest
  at 8.99%                                                    0         408,583
Other subordinated notes payable to companies with
  varying maturity dates and rates ranging from       4,436,518         866,160
  4 1/4% to 10%                                       ---------         -------

Total notes payable                                $211,218,957     $62,144,209
                                                   ============     ===========
Subordinated note payable to affiliates, with
varying maturity dates and rates ranging from
6 1/4% to 10%                                          $491,072        $778,990
                                                       ========        ========


A schedule of maturities of long-term debt is as follows:

                 Year Ending
                 December 31,                      Amount
                 ------------                      ------

                         2000                  27,116,850
                         2001                  13,322,953
                         2002                   3,646,150
                         2003                   1,026,800
                         2004                 166,415,926
                   Thereafter                     181,350
                                                  -------
                        Total                 211,710,029
                                              ===========


At December 31, 1999, the Company maintained two lines of credit with a commercial finance company for $242 million, maturing on July 31, 2004. The credit line is set up in four Tranches, allowing the Company to borrow against its eligible collateral of finance receivables. At December 31, 1999, the Company's net finance receivables would have allowed it to borrow an additional $14.6 million against existing collateral. The aggregate outstanding balance under these lines of credit was $163 million at December 31, 1999, of which $60.9 million was borrowed at 9.75% (Lenders prime +1 1/4%); $93.2 million was borrowed at 9.5% (Lenders prime + 1%); and $9.2 million was borrowed at 12% (Lenders prime +3 1/2%).

In addition to the eligible collateral restrictions, the borrowing availability under Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $79 million total potential borrowing capacity as of December 31, 1999.

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

In 1997, the Company began issuing subordinated term notes to individual investors in an intrastate public offering registered with the State of South Carolina. The registration of a similar offering was declared effective by the U.S. Securities and Exchange Commission in March 1998, and the Company now offers notes in multiple states under this federal registration. The Maturity terms on these notes range from daily to sixty months, and interest rates vary in accordance with market rates. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. Approximately $ 43.9 million and $11.1 million in notes were outstanding at December 31, 1999 and 1998, and are reflected as notes payable to individuals and notes payable to affiliates.




(8)    BENEFITS

In 1995 the Board of Directors of the Company adopted the Thaxton Group, Inc. 1995 Stock Incentive Plan (the "Incentive Plan"), under which 620,000 shares of common stock were available for grants to key employees of the Company. Awards under the Incentive Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance awards and other common stock and common stock-based awards. Stock options granted under the Incentive Plan may be either incentive stock options or non-qualified stock options. During 1996, the Company granted 20,000 options to employees under the Incentive Plan at an exercise price of $9.00 per share. All of these options have since been cancelled

During 1995 the Board of Directors of the Company also adopted the Thaxton Group, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which 100,000 shares of common stock are available for purchase by substantially all employees. The Stock Purchase Plan enables eligible employees of the Company, through payroll deductions, to purchase at twelve-month intervals specified in the Stock Purchase Plan, shares of common stock at a 15% discount from the lower of the fair market value of the common stock on the first day or the last day of the year. The Stock Purchase Plan allows for employee contributions up to 3% of the participant's annual compensation and limits the aggregate fair value of common stock that may be purchased by a participant during any calendar year to $25,000. As of December 31, 1998, 4,377 shares were purchased under this Stock Purchase Plan. This plan was cancelled by the Board of Directors in January, 1999.

An ongoing benefit to the employees is the Employee Savings Plan. This plan allows employees to contribute and earn a rate of 10%, the balances as of 1999 and 1998 were $1,328,998 and $1,070,425, respectively.

INCOME TAXES

Income tax expense consists of the following:


                               Current        Deferred        Total
                               -------        --------        -----

1999           Federal          1,010,133    (709,934)        300,199
               State              189,801            0        189,801

                                1,199,933    (709,934)        490,000
                                =========    =========        =======


1998           Federal         $(196,487)    (300,000)       (496,487)
               State                   -            -               -

                               $(196,487)    (300,000)       (496,487)
                               ==========    =========       =========


A reconciliation of the Company's income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:


                                                                    1999           1998
                                                                    ----           ----
Statutory rate applied to income before income tax expense         $45,802      $(537,371)
Increase (decrease) in income taxes resulting from:
     Goodwill amortization                                         427,760         43,904
     TICO Reinsurance Ltd. Nontaxable income                       (82,828)       (93,160)
     State taxes, less related federal benefit                       4,120        (82,347)
     Valuation allowance adjustment                                121,149         82,347
     Other                                                         (26,003)        90,140
                                                                   --------        ------
Income taxes                                                       $490,000     $(496,487)
                                                                   ========      ==========








The effective tax rate was 365.7% and 31.4% for the years ended December 31, 1999 and 1998, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below:

                                                                 1999                 1998
                                                                 ----                 ----

     Deferred tax assets:
     Loan loss reserves                                      $3,091,466            $1,090,357
     Federal net operating loss carryforwards                   898,103               311,078
     State net operating loss carryforwards                     284,779               163,630
     Other                                                       27,767                54,819
                                                                 ------                ------


     Total gross deferred tax asset                           4,302,115             1,619,884
     Less valuation allowance                                   284,779               163,630
                                                                -------               -------

     Net deferred tax assets                                  4,017,336             1,456,254
                                                              ---------             ---------

    Deferred tax liabilities:
      Prepaid insurance                                         (66,926)             (123,112)
      Depreciable basis of fixed assets                        (165,323)             (162,417)
      Deferred loan costs                                      (381,670)             (313,971)
      Intangible assets                                        (251,355)             (266,486)
      Other                                                     (65,007)              (52,268)
                                                                --------              --------

     Total gross deferred tax liability                        (930,281)             (918,254)
                                                               ---------             ---------

     Net deferred tax asset                                  $3,087,055              $538,000
                                                              ==========              ========

This change in the valuation allowance for 1999 and 1998 was an increase of $121,149 and $82,347 respectively. The valuation allowance relates to certain state net operating loss carryforwards. It is management's opinion that realization of the net deferred tax asset, net of valuation allowance is more likely than not based upon the Company's history of taxable income and estimates of future taxable income. The Company's income tax returns for 1994 and subsequent years are subject to review by taxing authorities.

 (10)    PREFERRED STOCK

The Company issued three series of preferred stock during 1997, and two additional series of preferred stock in 1998. 400,000 shares of 7.5% cumulative redeemable convertible Series A preferred stock were authorized, and 178,014 were issued in a December 1997 public offering to existing shareholders. The terms of the offering included the conversion of one share of common stock plus $10 for two shares of Series A preferred stock.. For a five year conversion period commencing January 1, 1998, each share of preferred stock can be converted into one share of common stock. The Company may redeem all or a portion of the outstanding shares of Series A stock at any time after December 31, 1999, for $15 per share. The Company repurchased and retired 3,000 shares of Series A Preferred Stock in December 1998, and 14,574 shares during 1999.

In December 1997, the Company, through a private placement, issued 27,076 shares of 7.5% cumulative redeemable convertible Series B preferred stock. The terms of this transaction involved the exchange of one share of common stock for one share of preferred stock. In July 1998, the Company, through a private placement, exchanged all of the 27,076 shares of outstanding Series B Preferred stock, plus 29,200 shares of common stock, for 56,276 shares of Cumulative Series D preferred stock. The Series D preferred stock pays annual dividends of $ .80 per share, and is redeemable at any time by the company at $10 per share. In January 1999, all of the shares of Series D Preferred Stock were repurchased by the Company, and retired.

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





EARNINGS PER SHARE INFORMATION

The following is a summary of the earnings per share calculation for the years ended December 31, 1999 and 1998:

                                                                 1999              1998
                                                                 ----              ----


BASIC
Net loss                                                       $ (355,190)      $(1,084,017)
     Less: Dividends on preferred stock                           734,012           258,289
                                                                   -------           -------
Net income applicable to common shareholders (numerator)       (1,089,202)       (1,342,306)

Average common shares outstanding (denominator)                 4,263,146         3,802,759

Loss per share - basic                                             $(0.26)           $(0.35)
                                                                   =======           =======
DILUTED

Net loss                                                       $ (355,190)      $(1,084,017)
     Less: Dividends on preferred stock                           734,012           258,289
                                                                                    -------



Net loss applicable to common shareholders (numerator)         (1,089,202)       (1,342,306)

Average common shares outstanding                               4,263,146         3,802,759
Dilutive common stock assumed converted
Average diluted shares outstanding (denominator)                4,263,146         3,802,759

Loss per share - diluted                                           $(0.26)           $(0.35)
                                                                   =======           =======

(12)     SUBSEQUENT EVENTS

On March 1, 2000, the The Thaxton Group, Inc. transferred all of the assets and liabilities of certain insurance agency operations into a newly formed company named Thaxton RBE, Inc. The assets involve approximately 30 non-standard automobile insurance agency offices in North Carolina, Arizona, New Mexico, and Colorado. These agencies offer an insurance product in which The Thaxton Group, Inc., bears insurance underwriting risk. Additionally, also transferred were the assets and liabilities of an insurance general agency in Virginia, and an insurance general agency in South Carolina. Both of these general agencies also offer products which bear insurance underwriting risk. The total amount of the assets transferred approximate $8 million, the majority of which are intangible. As a result of this transfer, Thaxton Group, Inc., has a net receivable from Thaxton RBE in the amount of $7 million.

The purpose of the transfer was to raise additional capital for Thaxton RBE, as its operations are in their initial stages. As such, immediately subsequent to the formation and asset transfer, Thaxton Life Partners, Inc. invested $2,000,000 in the capital stock of Thaxton RBE, Inc., and obtained a 90% interest in this company as a result of the investment. Thaxton Life Partners, Inc., is a company owned by James D. Thaxton (Thaxton Chairman and majority shareholder of Thaxton Group, Inc.); C. L. Thaxton (Director of Thaxton Group, Inc.); and other Thaxton family members.

This transaction was reported to the Securities and Exchange Commission on Form 8-K on March 16, 2000.

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

The Company reports its results of operations in four primary segments; consumer finance, mortgage banking, insurance agency, and insurance non-standard risk bearing. The consumer finance segment provides financing to consumers with limited credit histories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company's mortgage banking operations are conducted through Paragon, a wholly-owned subsidiary acquired in November 1998. Paragon originates, closes and funds predominantly B and C credit quality mortgage loans, which are warehoused until they can be packaged and sold to long term investors. Paragon receives fee income from originating mortgages and loans are generally sold at a premium to the permanent investor. The Company's insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance for which business is placed. Insurance non-standard risk bearing consists of selling non-standard automobile insurance, through agencies, where the Company retains a portion of the insurance risk

The following table summarizes certain financial information concerning the Company's reportable operating segments for the years ended December 31, 1999 and 1998:

                                 Consumer       Mortgage                    Insurance
                                  Finance       Banking      Insurance         RBE           Other           Total

                       1999
      INCOME STATEMENT DATA
              Total revenue     66,693,690     6,132,999     4,035,734       5,661,959       632,337       83,156,719
        Net interest income     40,061,849     2,039,015     (235,236)          97,314       412,505       42,375,447
Provision for credit losses     11,923,527                                                    14,152       11,937,679
         Noninterest income     10,245,847     3,139,789     3,717,300       5,107,965         (299)       22,210,612

     Insurance premiums and
           commissions, net      7,962,065                  15,109,876
      Non interest expenses     35,529,472     5,347,192     3,289,358       7,920,837       440,853       66,255,657



           Depreciation and
               amortization      2,257,937       143,062       366,927         631,660        15,807        3,415,393
                 Net income      2,403,908     (294,650)       132,358     (2,632,382)        35,578        (355,190)

         BALANCE SHEET DATA
               Total assets    204,359,542     8,789,645     8,865,785       8,991,154     3,928,912      234,935,037
     Loans, net of unearned
                     income    147,982,873    11,404,180                                   3,440,160      162,827,219
Allowance for credit losses     10,661,339                                                                 10,661,339
                Intangibles     29,711,553     1,371,155     1,707,559       6,720,866             0       39,511,133



                                  Consumer      Mortgage
                                  Finance       Banking      Insurance        Other         Total

                       1998
      INCOME STATEMENT DATA
              Total revenue     16,182,000       917,000     6,013,000        169,000     23,281,000
        Net interest income      9,745,000       814,000                      131,000     10,690,000
Provision for credit losses      4,046,000                                                 4,046,000
         Noninterest income      1,257,000       278,000     6,013,000          5,000      7,553,000

     Insurance premiums and
           commissions, net      1,142,000                   5,449,000                     6,591,000
      Non interest expenses      7,457,000     1,178,000     7,008,000        134,000     15,777,000
           Depreciation and
               amortization        626,000        32,000       566,000                     1,224,000
                 Net income         (8,000)     ( 85,000)     (953,000)       (38,000)    (1,084,000)

         BALANCE SHEET DATA
               Total assets     55,871,000    12,967,000     9,017,000      1,141.000     78,996,000
     Loans, net of unearned
                     income     54,536,000    10,784,000                    1,261,000     66,581,000
Allowance for credit losses      4,711,000                                                 4,711,000
                Intangibles      1,641,000     1,601,000     5,063,000                     8,305,000


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company did not change accounting firms and had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item.

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The Company's directors and executive officers and their ages as of March 25, 2000 were as follows:


         NAME                          AGE        POSITION
         ----                          ---        --------

James D. Thaxton.....................   53        Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer

Robert L. Wilson.....................   59        Executive Vice President,
                                                  Chief Operating Officer
                                                  and Director

Allan F. Ross........................   51        Vice President,
                                                  Chief Financial Officer,
                                                  Treasurer, Secretary and
                                                  Director

C. L. Thaxton, Sr....................   76        Director



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

ITEM 10. EXECUTIVE COMPENSATION

The table below shows the compensation paid or accrued by the Company, for the year ended December 31, 1999, to or for the account of the Chief Executive Officer and its only other executive officer whose total salary and bonus exceeded $100,000 during 1999 (together, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE
                                                           ANNUAL COMPENSATION
                                                         ----------------------
 NAME AND PRINCIPLE POSITION            YEAR             SALARY ($)   BONUS ($)
 ---------------------------            ----             ----------   ---------

 James D. Thaxton, President            1999             113,880       92,757
 And Chief Executive Officer            1998             119,419       62,317

 Robert L. Wilson, Executive            1999             125,280        5,102
 Vice President (1)                     1998             135,444            0

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the common stock at March 21, 2000 by: (i) the only person who is the beneficial owner of more than five percent of the outstanding common stock; (ii) each director; and (iii) directors and officers of the Company as a group.

                                   NUMBER OF SHARES AND NATURE OF        PERCENTAGE OF COMMON STOCK
    NAME OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP                   OUTSTANDING(1)
    ------------------------            --------------------                   --------------

    James D. Thaxton                         6,456,000  (2)                         92.6%
    C. L. Thaxton, Sr.                          15,555  (3)                             *
    Directors and officers as a group       6 ,471,555                              92.8%

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

DISPOSITION OF ASSETS

On March 1, 2000, the Company transferred all of the assets of certain insurance agency operations into a newly-formed company named Thaxton RBE, Inc. ("RBE"). The assets consist of approximately 40 non-standard automobile insurance agency offices in North Carolina, Arizona, New Mexico, Nevada and Colorado. These agencies offer an insurance product in which the Company bears insurance underwriting risk. After the transfer, this risk will be assumed by RBE. Also transferred were the assets and liabilities of insurance general agencies in Virginia and South Carolina. Both of these general agencies also offer products which bear insurance underwriting risk that will be assumed by RBE. The total amount of the assets transferred approximates $9 million, the majority of which are intangible. In connection with the transaction, RBE assumed approximately $2 million in liabilities to third parties and issued a $7 million note payable to the Company.

The purpose of the transfer was to reduce the Company's equity in the transferred assets and its exposure to the related underwriting risk and raise additional capital from investors to fund growth in RBE's insurance activities. Immediately subsequent to the formation and asset transfer, Thaxton Life Partners, Inc. ("Thaxton Partners") invested $2,000,000 in the capital stock of RBE and obtained a 90% interest in this company as a result of the investment. Thaxton Partners is a company owned by James D. Thaxton (Thaxton
Group Chairman and majority shareholder); C. L. Thaxton (a Thaxton Group director); and other Thaxton family members.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE THAXTON GROUP, INC.
                             -----------------------
                                  (Registrant)

Date: April 14, 2000                         By:/s/ ALLAN F. ROSS
                                             --------------------
                                             Allan F. Ross
                                             Vice President and Chief
                                                 Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                                  CAPACITY                                    DATE

/s/ JAMES D. THAXTON             President, Chief Executive Officer                    April 14, 2000
--------------------             and Chairman of the Board of Directors
James D. Thaxton

/s/ ALLAN F. ROSS                Vice President, Chief  Financial Officer              April 14, 2000
-----------------                (Principle Accounting and Financial
Allan F. Ross                     Officer) and Director

/s/ ROBERT L. WILSON             Executive Vice President and Director                 April 14, 2000
--------------------
Robert L. Wilson

/s/ C. L. THAXTON, SR.           Director                                              April 14, 2000
----------------------
C. L. Thaxton, Sr.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy statement has been sent to security holders. An annual report will be furnished to security holders subsequent to the filing of the annual report on this Form.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

3.1 Second Amended and Restated Articles of Incorporation of The Thaxton Group, Inc. (3)
3.2    Bylaws of the Thaxton Group, Inc. (1)
4.1 Form of Indenture, dated as of February 17, 1998, between the Company and The Bank of New York, as Trustee (4)
4.2 Form of Subordinated Daily Note (included as Exhibit A to Form of Indenture) (4)
4.3 Form of Subordinated One Month Note (included as Exhibit B to Form of Indenture) (4)
4.4 Form of Subordinated Term Note for 6, 12, 36 and 60 Month Notes (included as Exhibit C to Form of Indenture) (4)
10.1   The Thaxton Group, Inc. 1995 Stock Incentive Plan (1)
10.2   The Thaxton Group, Inc. Employee Stock Plan  (1)
10.3 Share Exchange Agreement by and among The Thaxton Group, Inc., Thaxton Insurance Group, Inc., James D. William H. Thaxton and Calvin L. Thaxton, Jr. (2)
10.4 Form of Stock Purchase Agreement by and between the Thaxton Group, Inc. and Jack W. Robinson and affiliates. (4)
10.5 Share Exchange Agreement dated July 1, 1998, between The Thaxton Group, Inc. and Jack W. Robinson and affiliates (4)
10.6 Second Amended and Restated Loan and Security Agreement dated August 30, 1999 among FINOVA Capital Corporation, The Thaxton Group, Inc., Thaxton Operating Company, Thaxton Insurance Group, Inc., TICO Credit Company, Inc., Eagle Premium Finance Co., Inc., Thaxton Commercial Lending, Inc., and Paragon Lending, Inc. (4)
10.6(a)Schedule to Second Amended and Restated Loan and Security Agreement
       dated August 30, 1999 among Finova Capital Corporation, The Thaxton Group, Inc., Thaxton Operating Company, Thaxton Insurance Group, Inc., TICO Credit Company, Inc., Eagle Premium Finance Co, Inc., Thaxton Commercial Lending, Inc., and Paragon Lending, Inc. (4)
10.7 Loan and Security Agreement dated January 25, 1999 among Finova Capital Corporation, Thaxton Investment Corporation, TICO Credit Company (Mississippi), Modern Finance Company, TICO Credit Company (Kentucky), TICO Credit Company (Tennessee), Southern Management Corporation, Modern Financial Services, Inc., Southern Finance of South Carolina, Inc., Covington Credit of Texas, Inc., Covington Credit of Georgia, Inc. and Southern Finance of Tennessee, Inc. (4)
10.7(a)Second Amended and Restated  Schedule to Loan and Security Agreement
       dated August 30, 1999 among Finova Capital Corporation, Thaxton Investment Corporation, TICO Credit Company (Mississippi), Modern
       Finance Company, TICO Credit Company (Kentucky), TICO Credit Company (Tennessee), Southern Management Corporation, Modern Financial Services, Inc., Southern Finance of South Carolina, Inc., Covington Credit of Texas, Inc., Covington Credit of Georgia, Inc. and Southern Finance of Tennessee, Inc. (4)
10.8 Plan of Share Exchange Agreement, dated September 30, 1999 by and among The Thaxton Group, Inc., Thaxton Operating Company, thaxton Investment Corporation and James D. Thaxton. (4)
21     Subsidiaries of The Thaxton Group, Inc.
27     Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-97130-A.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3) Incorporated by reference to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1996.
(4) Incorporated by reference to the Company's Amendment No. 2 to the Registration Statement on Form SB-2, Commission File No. 33-42623.

 (B) REPORTS ON FORM 8-K

On November 12, 1999, the Company filed a Current Report on Form 8-K to report the Company's acquisition of all of the outstanding shares of common stock of Thaxton Investment Corportion.

On March 16, 2000, the Company filed a Current Report on Form 8-K to report the transfer of the assets of certain insurance agency operations into a newly-formed company, Thaxton RBE, Inc.