Form 10QSB
period 2000-03-31
THAXTON GROUP INC
filed 2000-05-15
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                        Commission file number 333-42623

                             THE THAXTON GROUP, INC.
                          ---------------------------
                 (Name of small business issuer in its charter)


         SOUTH CAROLINA                                57-0669498
       ------------------                            -------------
 (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                   Identification No.)



              1524 PAGELAND HIGHWAY, LANCASTER SOUTH CAROLINA 29270
           ----------------------------------------------------------
                    (Address of principal executive offices)

                     Issuers telephone number: 803-285-4337


Indicate by check mark whether the issuer (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                      OUTSTANDING AT
   CLASS                                               MAY 12, 2000
  -------                                              ------------
COMMON STOCK                                             6,974,355

                             THE THAXTON GROUP, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets at March 31, 2000 and              3
               December 31, 1999

               Consolidated Statements of Income for the three months
               ended March 31, 2000 and 1999                                  4

               Consolidated Statements of Cash Flows for the three months
               ended March 31, 2000 and 1999                                  5

               Notes to Consolidated Financial Statements                     6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           15

PART I

ITEM 1.  FINANCIAL STATEMENTS

                             The Thaxton Group, Inc.
                           Consolidated Balance Sheet

                                                                        March 31,       December 31,
                                                                          2000             1999
                                                                      -------------    -------------
                                                                       (Unaudited)
Assets
------
Cash                                                                  $   7,424,540    $   2,036,104
Finance receivables, net                                                151,739,526      162,827,219
Loans Held for Sale                                                       8,509,871       11,400,639
Premises and equipment, net                                               6,460,367        6,293,588
Accounts receivable                                                         594,342        1,902,981
Repossessed automobiles                                                     255,764          131,908
Goodwill and other intangible assets                                     39,046,085       39,511,133
Other assets                                                             11,684,105       10,831,465
                                                                      -------------    -------------
     Total assets                                                     $ 225,714,600    $ 234,935,037
                                                                      =============    =============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------

Accrued interest payable                                              $   2,091,066    $   2,174,397
Notes payable                                                           204,035,382      211,218,953
Notes payable to affiliates                                                 271,774          491,072
Accounts payable                                                          3,378,693        3,298,740
Employee savings plan                                                     1,461,602        1,328,998
Other liabilities                                                         4,577,844        6,620,298
                                                                      -------------    -------------
     Total liabilities                                                $ 215,816,361    $ 225,132,458
                                                                      -------------    -------------

Other Interest in Consolidated Subsidiary                                 1,850,577                0
-----------------------------------------                             -------------    -------------

Stockholders' Equity
--------------------

Preferred Stock $ .01 par value,
Series A:  400,000 shares authorized; issued and outstanding 10,440
  shares at March 31, 2000, 160,440 shares at December 31, 1999                 104            1,604
Series C: 50,000 shares authorized, issued and
  outstanding at March 31, 2000 and December 31, 1999                           500              500
Series E: 800,000 shares authorized, issued and
  outstanding at March 31, 2000 and December 31, 1999                         8,000            8,000

Common stock, $ .01 par value; authorized 50,000,000 shares;
  issued and outstanding 6,974,796 shares at March 31, 2000,                 69,748           69,753
  6,975,359 shares at December 31, 1999
Additional paid-in-capital                                                8,612,648       10,116,774
Accumulated Deficit                                                        (643,338)        (394,052)
                                                                      -------------    -------------
     Total stockholders' equity                                           8,047,662        9,802,579
                                                                      -------------    -------------

     Total liabilities and stockholders' equity                       $ 225,714,600    $ 234,935,037
                                                                      =============    =============

See accompanying notes to consolidated financial statements.

                             The Thaxton Group, Inc.
                  Consolidated Statements of Income (Unaudited)

                                                       Three Months     Three Months
                                                      Ended March 31,  Ended March 31,
                                                            2000             1999
                                                        ------------    ------------
Interest and fee income                                 $ 15,879,412    $ 13,175,078
Interest expense                                           5,198,304       3,915,902
                                                        ------------    ------------

     Net interest income                                  10,681,108       9,259,176

Provision for credit losses                                3,151,990       1,801,401
                                                        ------------    ------------

Net interest income after provision for credit losses      7,529,118       7,457,775
                                                        ------------    ------------
Other income:
     Insurance premiums and commissions, net               5,568,918       2,819,987
     Other income                                          1,885,574       1,689,456
                                                        ------------    ------------
Total other income                                         7,454,492       4,509,443
                                                        ------------    ------------

Operating expenses:
     Compensation and employee benefits                    8,828,767       6,683,430
     Telephone, computers, and supplies                      841,970         576,150
     Net occupancy                                         2,144,767       1,160,573
     Reinsurance claims expense                              293,562         186,685
     Advertising                                             696,601         255,058
     Collection expense                                       66,587          27,035
     Travel                                                  277,376          66,150
     Professional fees                                       210,065         125,266
     Other                                                 1,737,646       2,388,808
                                                        ------------    ------------
     Total operating expenses                             15,097,341      11,469,155
                                                        ------------    ------------

     Income (loss) before income tax expense                (113,731)        498,063
     and benefit from other interest

Benefit from Other Interest in Loss of                       149,423               0
Consolidated Subsidiary

Income tax expense                                           117,135         239,341
                                                        ------------    ------------

     Net Income (loss)                                  $    (81,443)   $    258,722
                                                        ============    ============

     Dividends on preferred stock                       $    167,846    $    178,849
                                                        ============    ============

     Net loss applicable to common shareholders         $   (249,289)   $     79,873
                                                        ============    ============

     Net loss per common share--basic and diluted       $      (0.04)   $       0.02
                                                        ============    ============

     Weighted average shares outstanding                   6,975,056       3,795,211
                                                        ============    ============

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                   Three months ended March 31, 2000 and 1999


                                           2000            1999
                                       ------------    ------------
Cash flows from operating activities   $  3,311,263    $    407,877
Cash flows from investing activities     10,920,914       7,589,500
Cash flows from financing activities     (8,843,741)     (2,602,632)
                                       ------------    ------------

Net increase in cash                      5,388,436       5,394,745

Cash at beginning of period               2,036,104         780,864
                                       ------------    ------------

Cash at end of period                  $  7,424,540    $  6,175,609
                                       ============    ============

                             THE THAXTON GROUP, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                             March 31, 2000 and 1999


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

Information with respect to March 31, 2000 and 1999, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the three months and quarter ended March 31, 2000 are not necessarily indicative of results to be expected for the entire fiscal year.

On March 1, 2000, the Company disposed of a 90% interest in certain assets and liabilities of Thaxton RBE, Inc. ("RBE") formerly a wholly owned subsidiary of the Company. The sale of these assets was to a corporation in which the Company's majority shareholder exercises substantial control. Additionally, the Company continues to have a substantial receivable from RBE. As a result of this, the Company accounts for the assets, liabilities, equity and ongoing results of operations of RBE as a consolidated subsidiary, and records the other interest in consolidated subsidiary as a single line item on the Company's balance sheet and income statement.

The 1999 financial statements have been restated in order to account for the impact of the acquisition of Thaxton Investment Corp. ("TIC") which was accounted for at historical cost in a manner similar to pooling of interests accounting.

(2)           FINANCE RECEIVABLES

Finance receivables consist of the following at March 31, 2000 and December 31, 1999:

                                                       March 31,      December 31,
                                                          2000            1999
                                                     -------------    -------------
Automobile Sales Contracts                           $  30,705,340    $  33,138,025
Mortgage loans                                          27,187,188       27,477,365
Commercial loans                                         3,385,615        3,440,166
Direct Loans                                           129,509,871      140,751,353
Premium Finance Contracts                                7,951,981        8,362,591
                                                     -------------    -------------

Total finance receivables                              198,739,995      213,169,500
Unearned interest                                      (35,147,314)     (37,805,852)
Unearned insurance premiums, net                        (2,525,988)      (2,797,033)
Valuation discount for acquired loans                            0          (93,534)
Dealer Holdback Bulk purchase discount                    (454,704)        (704,657)
Allowance for credit losses                            (10,558,445)     (10,661,339)
Deferred Loan Cost, net                                  1,685,982        1,720,134
                                                     -------------    -------------

Finance receivables, net                             $ 151,739,526    $ 162,827,219
                                                     =============    =============

Loans Held for Sale                                  $   8,509,871    $  11,400,639

       Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $25,294,047 and $454,704, respectively, at March 31, 2000 and approximately $26,870,193 and $704,657, respectively, at December 31, 1999.

       At March 31, 2000 there were no significant concentrations of receivables in any type of property or to one borrower.

       These receivables are pledged as collateral for a line of credit agreement (see note 3).

       Changes in the allowance for credit losses for the three months ended March 31, 2000 and 1999 are as follows:


                                             2000            1999
                                         ------------    -------------
Beginning balance                        $ 10,661,339    $  4,710,829
Valuation allowance for acquired loans              0       6,276,309
Provision for credit losses                 3,151,990       1,801,401
Charge-offs                                (3,596,662)     (2,399,529)
Recoveries                                    341,778         175,815
                                         ------------    ------------

Net charge-offs                            (3,254,884)     (1,720,201)
                                         ------------    ------------

Ending balance                           $ 10,558,445    $ 10,564,825


       The Company's loan portfolio primarily consists of short-term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

(3) NOTES PAYABLE
    -------------

At March 31, 2000, the Company maintained two lines of credit with a commercial finance company for $242 million, maturing on July 31, 2004. The credit line is set up in four Tranches, allowing the Company to borrow against its eligible collateral of finance receivables. At March 31, 2000 the Company had approximately $90 million total potential borrowing capacity under these facilities. However, in addition to the eligible collateral restrictions, the borrowing availability under Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $12.4 million total potential borrowing capacity as of March 31, 2000.

The aggregate outstanding balance under these lines of credit was $152 million at March 31, 2000, of which $58.6 million was borrowed at 10.25% (Lenders prime +1 1/4%); $87.3 million was borrowed at 10% (Lenders prime + 1%); and $6.2 million was borrowed at 12.5% (Lenders prime +3 1/2%).

The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements, which may be amended from time to time. Also, the Company may pay dividends up to 25% of the current year's net income. As of March 31, 2000, the Company met all such ratios and requirements or obtained waivers for any instances of non-compliance.

In connection with the FirstPlus acquisition, the Company assumed $2.1 million of subordinated notes issued by Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in the name of the Company. The note agreement contained an interest coverage ratio restrictive covenant, which the Company did not meet at March 2000, and a waiver was obtained for the year. However, the Company cannot say with certainty that it will meet this covenant requirement for the year 2000, and if it does not meet this requirement that a waiver will be obtained. However, the Company is confident that it has adequate availability under it primary credit facility to borrow adequate funds to liquidate this note, if required.

In 1997, the Company began issuing subordinated term notes to individual investors in an intrastate public offering registered with the State of South Carolina. The registration of a similar offering was declared effective by the U.S. Securities and Exchange Commission in March 1998 (and amended in November
1999), and the Company now offers notes in multiple states under this federal registration. The Maturity terms on these notes range from daily to sixty months, and interest rates vary in accordance with market rates. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. Approximately $
47.9 million in notes were outstanding at March 31, 2000 and 43.9 million were outstanding at December 31, 1999 and are reflected as notes payable and notes payable to affiliates.

(4)      BUSINESS COMBINATIONS

On March 1, 2000, The Thaxton Group, Inc. transferred all of the assets and liabilities of certain insurance agency operations into a newly formed company named Thaxton RBE, Inc. The assets involve approximately 30 non-standard automobile insurance agency offices in North Carolina, Arizona, New Mexico, and Colorado. These agencies offer an insurance product in which The Thaxton Group, Inc. bears insurance underwriting risk. Additionally, also transferred were the assets and liabilities of an insurance general agency in Virginia, and an insurance general agency in South Carolina. Both of these general agencies also offer products which bear insurance underwriting risk. The total amount of the assets transferred approximate $8 million, the majority of which are intangible.

The purpose of the transfer was to raise additional capital for Thaxton RBE, as its operations are in their initial stages. As such, immediately subsequent to the formation and asset transfer, Thaxton Life Partners, Inc. invested $2,000,000 in the capital stock of Thaxton RBE, Inc., and obtained a 90% interest in this company as a result of the investment. Thaxton Life Partners, Inc., is a company owned by James D. Thaxton (Thaxton Chairman and majority shareholder of Thaxton Group, Inc.); C. L. Thaxton (Director of Thaxton Group, Inc.); and other Thaxton family members. As a result of these transactions, Thaxton Group, Inc. has a net receivable from Thaxton RBE in the amount of $5 million at March 31, 2000.


(5)  BUSINESS SEGMENTS
----------------------

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

The following table summarizes certain financial information concerning the Company's reportable operating segments for the quarters ended March 31, 2000 and 1999:

                             Consumer       Mortgage                    Insurance
                              Finance        Banking       Insurance       RBE            Other       Total
                            ------------------------------------------------------------------------------------
                   2000

Income Statement Data
Total Revenue                 18,235,000     1,702,000        991,000    2,172,000        244,000    23,334,000
Net Income (loss)                741,000      (237,000)       (24,000)    (599,000)        38,000       (81,000)
Total Assets                 203,431,000     5,924,000      3,061,000    9,072,000      4,227,000   225,715,000


                             Consumer        Mortgage                     Insurance
                              Finance         Banking       Insurance        RBE         Other         Total
                            ------------------------------------------------------------------------------------
                   1999

Income Statement Data
Total Revenue                 13,589,000     1,773,000      2,207,000         N/A         116,000    17,685,000
Net Income (loss)                481,000        81,000       (275,000)        N/A         (28,000)      259,000
Total Assets                 220,909,000     2,259,000      9,650,000         N/A       1,385,000   234,203,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Thaxton Group, Inc. and its subsidiaries (the "Company") were organized in July 1978 as C.L. Thaxton & Sons, Inc., and from that date until 1991 was primarily engaged in making and servicing direct consumer loans ("Direct Loans") and insurance premium finance loans ("Premium Finance Contracts") to persons with limited credit histories, low incomes, or past credit problems ("Non-Prime Borrowers"). In 1991, we made a strategic decision to diversify our portfolio by actively seeking to finance credit-impaired borrowers' purchases of used automobiles. Our management believed that the expertise it had developed in extending and servicing installment credit to credit-impaired borrowers would enable it to profitably finance used automobile purchases by borrowers having similar credit profiles. The employment of additional senior and mid-level management personnel with substantial used automobile lending experience facilitated our entry into this segment of the consumer credit industry. Since 1991, we have evolved into a diversified consumer financial services company engaged in the origination and servicing of loans made to credit-impaired borrowers; used automobile lending through the purchase and servicing of used automobile sales contracts ("Automobile Sales Contracts"); insurance premium finance lending through the purchase of insurance premium finance contracts ("Premium Finance Contracts"); selling insurance products on an agency basis; and originating residential mortgage loans.

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

NET INTEREST MARGIN

The following table sets forth certain data relating to the Company's net interest margin for the three months ended March 31, 2000 and 1999.

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                 -------------------------------
                                                      2000              1999
                                                 -------------      ------------
Average Net Finance Receivables (1)              $ 160,384,572     $ 159,459,554
Average notes payable                              212,063,360       182,389,000

Interest and fee income (2)                         15,879,412        13,175,078
Interest expense (2)                                 5,198,304         3,915,902
Net interest income                                 10,681,108         9,259,176

Average interest rate earned (1)                        39.60%            33.05%

Average interest rate paid (1)                           9.81%             8.59%
Net interest spread                                     26.55%            24.46%

Net interest margin (3)                                 26.64%            23.23%

(1) Averages are computed using month-end balances during the periods presented.

(2) Net interest margin represents net interest income divided by average Net Finance Receivables.

(3) 1999 Interest Income and Interest Expense include two months for related amounts due to the acquisition of FirstPlus as of February 1, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Finance Receivables at March 31, 2000 were $207,250,000 versus $211,888,000 at March 31, 1999 a 2% decrease, due to slightly greater liquidations.

Unearned income at March 31, 2000 was $37,673,000 versus $39,624,000 at March 31, 1999, a 5% decrease which was directly related to the lower receivable level. The provision for credit losses established for the three months ended March 31, 2000 was $3,152,000 versus $1,801,000 for the same period in 1999, and the allowance for credit losses decreased slightly to $10,558,000 at March 31, 2000, from $10,565,000 at March 31, 1999. The larger provision for loan loss in the current year relates primarily to TIC being included as part of the Company for three months in 2000, versus only two months of the first quarter of 1999.

Interest and fee income for the three months ended March 31, 2000 was $15,879,000, versus $13,175,000 for the three months ended March 31, 1999, a 21% increase. Interest expense increased to $5,198,000 for the three months ended March 31, 2000 versus $3,916,000 for the three months ended March 31, 1999, an increase of 48% larger levels relate directly to the inclusion of three months of income and expense in 2000 from the FirstPlus Acquisition as opposed to two months in 1999.

Insurance commissions net of insurance cost increased to $5,569,000 for the three months ended March 31, 2000 from $2,820,000 for the same period of 1999. This was primarily due to increased sales of insurance products to borrowers, brought about by management emphasis on this product line, and increased revenue and insurance commissions from the Thaxton Insurance agency offices.

Operating expenses increased to $15,097,000 for the three months ended March 31, 2000 from $11,469,000 for the comparable period of 1999, a 32% increase. The increase in expenses was due, in large part, to the inclusion of three months of operations of TIC in 2000 versus two months in 1999, the acquisition of additional non-standard insurance agency offices in North Carolina, and the acquisition of an insurance general agency in Virginia and the start up of an insurance general agency in South Carolina. Additionally, there was a general increase in other operating costs associated with administering a larger finance receivable portfolio and additional branch offices.

As a result of the above, the company recorded a net loss of $81,000 for the three months ended March 31, 2000 versus net income of $259,000 for the three months ended March 31, 1999.

Stockholders' equity decreased from $9,803,000 at December 31, 1999 to $7,971,000 at March 31, 2000, a 19% decrease, primarily as a result of the Company's repurchase of 150,000 shares of Series A preferred stock.

CREDIT LOSS EXPERIENCE

The following table sets forth the Company's allowance for credit losses at March 31, 2000, and 1999 and the credit loss experience over the periods presented.

                                                                           ------------------------------------
                                                                            AT OR FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           ------------------------------------
                                                                                  2000                1999
                                                                           ------------------------------------
Net finance receivables (1)                                                   $151,739,526        $159,456,554
Allowance for credit losses                                                     10,558,445          10,564,825
Allowance for credit losses as a percentage of net finance
     receivables (1)                                                                 6.96%                6.63%
Dealer reserves and discounts on bulk purchases                                    454,704           1,515,586
Dealer reserves and discounts on bulk purchases as percentage
     of Automobile sales Contracts as period end(2)                                  1.76%               3.42%
Allowance for credit losses and dealer reserves and discount on
     bulk purchases as a percentage of net finance receivables (1)                   7.40%               7.58%
Provision for loan losses                                                        3,151,990           1,801,401
Charge-offs (net of recoveries)                                                  3,254,884           2,223,714
Charge-offs (net of recoveries) as a percentage of average net
     finance receivables (1)                                                         2.15%                1.39%

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

                                                                                    AT MARCH 31,
                                                                    ------------------------------------------
                                                                           2000                      1999
                                                                    ----------------           ---------------
Dealer reserves and discounts on bulk purchases on
     Automobile Sales Contracts                                            $454,704                $1,515,586
Allowance for credit losses:
Direct Loans                                                              9,855,234                 9,728,341
Premium Finance Contracts                                                   703,211                   836,484
                                                                    ----------------           ---------------
     Subtotal                                                            10,558,445                10,564,825
                                                                    ----------------           ---------------
     Total                                                              $11,013,149               $12,176,925
                                                                    ================           ===============

The following table sets forth certain information concerning Automobile Sales
Contracts and Direct Loans at the end of the periods indicated:

                                                                                 AT MARCH 31,
                                                                          -----------------------------
                                                                              2000            1999
                                                                          -------------     -----------

Automobile Sales Contracts and Direct Loans contractually
      past due 90 days or more (1)                                          $3,333,735       $4,161,025
Automobile Sales Contracts and Direct Loans(1)                             124,590,874      135,540,620
Automobile Sales Contracts and Direct Loans contractually
     past due 90 days or more as a percentage of Automobile
     Sales Contracts and Direct Loans                                            2.68%           3.07%

(1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases.

The following table sets forth certain information concerning Premium Finance
Contracts at the end of the periods indicated:

                                                                                  AT MARCH 31,
                                                                           -------------------------
                                                                              2000           1999
                                                                           -----------    ----------

Premium finance contracts contractually past due 60 days
     or more (FF1)                                                            657,485     $ 462,390
Premium finance contracts outstanding (1)                                   7,638,608     4,737,002
Premium finance contracts contractually past due 60 days
     or more as a percentage of premium finance contracts                       8.61%         9.76%

-------------------------------------------

(1) Finance receivable balances are presented net of unearned finance charges and discounts on bulk purchases.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company maintained two lines of credit with a commercial finance company for $242 million, maturing on July 31, 2004. The credit line is set up in four Tranches, allowing the Company to borrow against its eligible collateral of finance receivables. At March 31, 2000 the Company had approximately $90 million total potential borrowing capacity under these facilities. However, in addition to the eligible collateral restrictions, the borrowing availability under Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $12.4 million total potential borrowing capacity as of March 31, 2000.

The aggregate outstanding balance under these lines of credit was $152 million at March 31, 2000, of which $58.6 million was borrowed at 10.25% (Lenders prime +1 1/4%); $87.3 million was borrowed at 10% (Lenders prime + 1%); and $6.2 million was borrowed at 12.5% (Lenders prime +3 1/2%).

Management believes that the recent increase in the maximum borrowings available under the Revolving Credit Facility, in addition to cash expected to be generated from operations, will provide the resources necessary to pursue the Company's business and growth strategy through 2000. The company is currently investigating several options for raising additional funds to support growth in future years.

RECENT DISPOSITION/ACQUISITION BY AFFILIATE

On March 1, 2000, The Thaxton Group, Inc. transferred all of the assets and liabilities of certain insurance agency operations into a newly formed company named Thaxton RBE, Inc. The assets involve approximately 30 non-standard automobile insurance agency offices in North Carolina, Arizona, New Mexico, and Colorado. These agencies offer an insurance product in which The Thaxton Group, Inc. bears insurance underwriting risk. Additionally, also transferred were the assets and liabilities of an insurance general agency in Virginia, and an insurance general agency in South Carolina. Both of these general agencies also offer products which bear insurance underwriting risk. The total amount of the assets transferred approximate $8 million, the majority of which are intangible.

The purpose of the transfer was to raise additional capital for Thaxton RBE, as its operations are in their initial stages. As such, immediately subsequent to the formation and asset transfer, Thaxton Life Partners, Inc. invested $2,000,000 in the capital stock of Thaxton RBE, Inc., and obtained a 90% interest in this company as a result of the investment. Thaxton Life Partners, Inc., is a company owned by James D. Thaxton (Thaxton Chairman and majority shareholder of Thaxton Group, Inc.); C. L. Thaxton (Director of Thaxton Group, Inc.); and other Thaxton family members. As a result of these transactions, Thaxton Group, Inc. has a net receivable from Thaxton RBE in the amount of $5 million.

PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

(A)    EXHIBITS
       --------

                 Exhibit 27         Financial Data Schedule

(B)    REPORTS ON FORM 8-K
       -------------------

       On March 16, 2000, the Company filed a Current Report on Form 8-K to report the transfer of certain assets and liabilities into Thaxton RBE, and the disposition of a 90% interest in Thaxton RBE to Thaxton Life Partners, Inc.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE THAXTON GROUP, INC.
                                     -----------------------
                                         (Registrant)


Date: May 15, 2000                   /s/JAMES D. THAXTON
                                     -------------------
                                     James D. Thaxton
                                     President and Chief Executive Officer

Date: May 15, 2000                   /s/ALLAN F. ROSS
                                     ----------------
                                     Allan F. Ross
                                     Vice President, Treasurer, Secretary, and
                                     Chief Financial Officer