Form 10QSB
period 2000-06-30
THAXTON GROUP INC
filed 2000-08-14
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                                           Outstanding at
    Class                                                  August 8, 2000
    -----                                                  --------------
 Common Stock                                                6,974,355

                            The Thaxton Group, Inc.

                                   Form 10-QSB

                                 June 30, 2000

                                Table of Contents


Part I        Financial Information                                                                Page No.
                                                                                                   --------

              Item 1.   Financial Statements

                        Consolidated Balance Sheets at June 30, 2000 and
                        December 31, 1999                                                             2

                        Consolidated Statements of Income for the six months
                        ended June 30, 2000 and 1999                                                  3

                        Consolidated Statements of Income for the three months
                        ended June 30, 2000 and 1999                                                  4

                        Consolidated Statements of Cash Flows for the six months
                        ended June 30, 2000 and 1999                                                  5

                        Notes to Consolidated Financial Statements                                    6

              Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                    10

Part II       Other Information

              Item 6.   Exhibits and Reports on Form 8-K                                             15

Part I
------

Item 1.  Financial Statements
                            The Thaxton Group, Inc.
                           Consolidated Balance Sheet


                                                                                       June 30,                 December 31,
                                                                                        2000                       1999
                                                                                   -------------              --------------
                                                                                     (Unaudited)
Assets
------
Cash                                                                               $  1,151,870                $  2,036,104
Finance receivables, net                                                            161,122,177                 162,827,219
Loans Held for Sale                                                                   9,326,122                  11,400,639
Premises and equipment, net                                                           7,061,978                   6,293,588
Accounts receivable                                                                   2,491,525                   1,902,981
Repossessed automobiles                                                                 268,118                     131,908
Goodwill and other intangible assets                                                 39,106,898                  39,511,133
Other assets                                                                         11,595,108                  10,831,465
                                                                                   -------------              --------------
              Total assets                                                         $232,123,796                $234,935,037
                                                                                   =============              ==============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------

Accrued interest payable                                                           $  2,496,867                $  2,174,397
Notes payable                                                                       208,983,133                 211,218,953
Notes payable to affiliates                                                             275,428                     491,072
Accounts payable                                                                      2,808,096                   3,298,740
Employee savings plan                                                                 1,464,461                   1,328,998
Other liabilities                                                                     7,070,683                   6,620,298
                                                                                   -------------              --------------
              Total liabilities                                                     223,098,668                 225,132,458
                                                                                   -------------              --------------

Other Interest in Consolidated Subsidiary                                             1,237,552                           -
-----------------------------------------

Stockholders' Equity
--------------------

Preferred Stock $ .01 par value,
Series A:  400,000 shares authorized, issued and outstanding 10,440
   Shares at June 30, 2000, 160,440 shares issued and outstanding
   At December 31, 1999                                                                     104                       1,604
Series C: 50,000 shares authorized, issued and outstanding at
  June 30, 2000 and December 31, 1999                                                       500                         500
Series E: 800,000 shares authorized, issued and
  outstanding at June 30, 2000 and December 31, 1999;                                     8,000                       8,000
  liquidation value $8,000,000 as of June 30, 2000 and December 1999.
Common stock, $ .01 par value; authorized 50,000,000 shares;
  issued and outstanding 6,974,355 shares at June 30 ,2000;                              69,743                      69,753
  6,975,359 shares at December 31, 1999
Additional paid-in-capital                                                            8,610,549                  10,116,774
Accumulated Deficit                                                                    (901,320)                   (394,052)
                                                                                   -------------              --------------
              Total stockholders' equity                                              7,787,576                   9,802,579
                                                                                   -------------              --------------
              Total liabilities and stockholders' equity                           $232,123,796                $234,935,037
                                                                                   =============              ==============

See accompanying notes to consolidated financial statements.

                            The Thaxton Group, Inc.
                 Consolidated Statements of Income (Unaudited)


                                                                                        Six Months ended June 30,
                                                                                        2000                1999
                                                                                   ------------       -------------
Interest and fee income                                                            $ 29,934,361          27,622,778
Interest expense                                                                     10,343,397           8,449,374
                                                                                   ------------       -------------
Net interest income                                                                  19,590,964          19,173,404

Provision for credit losses                                                           6,605,514           5,180,467
                                                                                   ------------       -------------
Net interest income after provision for credit losses                                12,985,450          13,992,937
                                                                                   ------------       -------------
Other income:
Insurance premiums and commissions, net                                              10,161,929           7,159,898
Premiums for Loans Sold                                                               1,707,040           1,325,412
Other income                                                                          5,202,521           4,369,516
                                                                                   ------------       -------------
Total other income                                                                   17,071,490          12,854,826
                                                                                   ------------       -------------

Operating expenses:
     Compensation and employee benefits                                              16,453,296          15,283,568
     Telephone, postage, and supplies                                                 3,106,910           2,362,792
     Net occupancy                                                                    3,376,979           3,007,158
     Reinsurance claims expense                                                         403,817             343,400
     Advertising                                                                      1,514,852           1,285,874
     Collection expense                                                                 126,964             169,931
     Travel                                                                             569,549             482,253
     Professional fees                                                                  377,994             313,792
     Other                                                                            4,772,368           2,501,028
                                                                                   ------------       -------------
Total operating expenses                                                             30,702,729          25,749,796
                                                                                   ------------       -------------

     Income (loss) before income tax expense                                           (645,789)          1,097,967

Benefit from Other Interest in Loss of Consolidated Subsidiary                          762,448                   -

Income tax expense                                                                      278,468             335,814
                                                                                   ------------       -------------

     Net income (loss)                                                                 (161,809)            762,153

     Dividends on preferred stock                                                       345,458             357,000

     Net income (loss) applicable to common shareholders                              ($507,267)           $405,153
                                                                                   ============       =============

     Net income (loss) per common share - basic and diluted                              ($0.07)              $0.07
                                                                                   ============       =============

     Weighted average shares outstanding - basic and diluted                          6,974,927           6,081,320

See accompanying notes to consolidated financial statements.

                            The Thaxton Group, Inc.
                 Consolidated Statements of Income (Unaudited)



                                                                                      Three Months Ended June 30,
                                                                                      2000                  1999
                                                                                  ------------          ------------
Interest and fee income                                                           $ 14,054,949          $ 13,447,700
Interest expense                                                                     5,145,093             4,533,472
                                                                                  ------------          ------------
Net interest income                                                                  8,909,856             8,914,228

Provision for credit losses                                                          3,453,524             3,379,066
                                                                                  ------------          ------------
Net interest income after provision for credit losses                                5,456,332             5,535,162
                                                                                  ------------          ------------

Other income:
Insurance premiums and commissions, net                                              4,593,011             4,339,911
Premiums for Loans Sold                                                                812,955               686,911
Other income                                                                         4,211,032             3,318,561
                                                                                  ------------          ------------
Total other income                                                                   9,616,998             8,345,383
                                                                                  ------------          ------------

Operating expenses:
     Compensation and employee benefits                                              7,624,529             7,600,138
     Telephone, postage, and supplies                                                2,264,940             1,786,642
     Net occupancy                                                                   1,232,212             1,346,585
     Reinsurance claims expense                                                        110,255               156,715
     Advertising                                                                       818,251             1,030,816
     Collection expense                                                                 60,377               142,896
     Travel                                                                            292,173               416,103
     Professional fees                                                                 167,929               188,526
     Other                                                                           3,034,722               612,220
                                                                                  ------------          ------------
Total operating expenses                                                            15,605,388            13,280,641
                                                                                  ------------          ------------

     Income (loss) before income tax expense                                          (532,058)              599,904

Benefit from Other Interest in Loss of Consolidated Subsidiary                         613,025                     -

Income tax expense                                                                     161,333                96,473
                                                                                  ------------          ------------
     Net income (loss)                                                                 (80,366)              503,431

     Dividends on preferred stock                                                      177,612               178,151

     Net income (loss) applicable to common shareholders                             ($257,978)             $325,280
                                                                                  ============          ============

     Net income (loss) per common share - basic and diluted                             ($0.04)                $0.05
                                                                                  ============          ============

     Weighted average shares outstanding - basic and diluted                         6,974,665             7,002,177

See accompanying notes to consolidated financial statements.

                            The Thaxton Group, Inc.
               Consolidated Statements of Cash Flows (Unaudited)
                    Six months ended June 30, 2000 and 1999


                                                    2000              1999
                                                -----------       -----------
Cash flows from operating activities            $ 5,983,367       $ 7,570,000
Cash flows from investing activities             (4,698,402)       (1,706,000)
Cash flows from financing activities             (2,169,199)       (7,690,000)
                                                -----------       -----------
Net increase (decrease) in cash                    (884,234)       (1,826,000)

Cash at beginning of period                       2,036,104         8,808,000
                                                -----------       -----------

Cash at end of Period                           $ 1,151,870       $ 6,982,000
                                                ===========       ===========

                            The Thaxton Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)
                             June 30, 2000 and 1999


         (1) Summary of Significant Accounting Policies

The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina and operates primarily through subsidiaries. The
Company operates consumer finance branches in 11 states, primarily under the names of TICO Credit, Southern Finance, and Covington Credit. The Company also operates insurance agency branches in seven states located in the southeast and southwest. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. ("Thaxton Insurance"), which was acquired by the Company in 1996. The Company provides reinsurance through wholly owned subsidiaries, TICO Reinsurance, Ltd. ("TRL"), Fitch National Reinsurance, Ltd., Soco Reinsurance, Inc., and Thaxton Reinsurance, Inc. Through a wholly owned subsidiary, Paragon, Inc., the Company is also engaged in mortgage banking, originating mortgage loans to individuals. The Company sells substantially all mortgage loans it originates through Paragon to independent third parties. Through another wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Information with respect to June 30, 2000 and 1999, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the six months and quarter ended June 30, 2000 are not necessarily indicative of results to be expected for the entire fiscal year.

On March 1, 2000, the Company disposed of a 90% interest in certain assets and liabilities of Thaxton RBE, Inc. ("RBE") formerly a wholly owned subsidiary of the Company. The sale of these assets was to a corporation in which the Company's majority shareholder exercises substantial control. Additionally, the Company continues to have a substantial receivable from RBE. As a result of this, the company accounts for the assets, liabilities, equity and ongoing results of operations of RBE as a consolidated subsidiary, and records the other interest in consolidated subsidiary as a single line item on the Company's balance sheet and income statement. The Company is currently engaged in negotiations with RBE's majority shareholder regarding the Company's disposition of its remaining interest in RBE.

On February 1, 1999, the Company's CEO and majority shareholder purchased 144 consumer finance offices from FirstPlus Consumer Finance, Inc., and operated those offices in Thaxton Investment Corporation, Inc. ("TIC"), a corporation set up for that purpose. This acquisition was accounted for as a purchase. TIC was a private corporation, with Mr. Thaxton as the sole shareholder. TIC operated independently from the Company from February 1, 1999 through November 8, 1999. On November 8th, the Company acquired TIC in exchange for 3,223,000 shares of the Company's common stock. Because TIC and the Company had been under common ownership and control since February, 1999, the Company's acquisition of TIC was accounted for at historical cost in a manner similar to pooling of interests accounting. The 1999 financial statements have been restated to account for the impact of the acquisition of Thaxton Investment Corporation. Certain amounts in the 1999 presentation have been reclassified in order to conform to the 2000 presentation.

         (2) Finance Receivables

Finance receivables consist of the following at June 30, 2000 and December 31, 1999:

                                                                     June 30,           December 31,
                                                                       2000                 1999
                                                                  ------------        -------------
     Automobile Sales Contracts                                   $ 33,942,978        $  33,138,025
     Mortgage loans                                                 28,303,665           27,477,365
     Commercial loans                                                3,663,379            3,440,166
     Direct Loans                                                  136,539,720          140,751,353
     Premium Finance Contracts                                       8,207,772            8,362,591
                                                                  ------------        -------------
     Total finance receivables                                     210,657,514          213,169,500

     Unearned interest                                             (36,593,854)         (37,805,852)
     Unearned insurance premiums, net                               (3,776,949)          (2,797,033)
     Valuation discount for acquired loans                             (12,533)             (93,534)
     Bulk purchase discount and Dealer holdback                       (915,663)            (704,657)
     Allowance for credit losses                                   (10,043,561)         (10,661,339)
     Deferred Loan Cost, net                                         1,807,223            1,720,134
                                                                  ------------        -------------
     Finance receivables, net                                     $161,122,177        $ 162,827,219
                                                                  ============        =============

     Loans Held for Sale                                          $  9,326,122        $  11,400,639
                                                                  ============        =============

Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto deurer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occ amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $26,607,787 and $915,663, respectively, at June 30, 2000 and approximately $26,870,193 and $704,657, respectively, at December 31, 1999.

At June 30, 2000 there were no significant concentrations of receivables in any type of property or to one borrower.

These receivables are pledged as collateral for a line of credit agreement (see note 3).

Changes in the allowance for credit losses for the three months ended June 30, 2000 and 1999 are as follows:

                                                2000                 1999
                                            ----------           ----------

    Beginning balance                       10,558,445           10,564,825
    Provision for credit losses              3,453,524            3,379,066
    Charge-offs                             (4,414,257)          (4,142,883)
    Recoveries                                 445,849              442,992
                                            ----------           ----------
    Net charge-offs                         (3,968,408)          (3,699,891)

    Ending balance                          10,043,561           10,244,000


The Company's loan portfolio primarily consists of short-term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

         (3) Notes Payable

At June 30, 2000, the Company maintained two lines of credit with a commercial finance company for $242 million, maturing on July 31, 2004. The credit line is set up in four Tranches, allowing the Company to borrow against its eligible collateral of finance receivables. At June 30, 2000 the Company had approximately $84 million total potential borrowing capacity under these facilities. However, in addition to the eligible collateral restrictions, the borrowing availability under Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $11.6 million total potential borrowing capacity as of June 30, 2000.

The aggregate outstanding balance under these lines of credit was $157.9 million at June 30, 2000, of which $59.0 million was borrowed at 10.75% (Lenders prime +1 1/4%); $90.8 million was borrowed at 10.5% (Lenders prime + 1%); and $8.1 million was borrowed at 13% (Lenders prime +3 1/2%).

The terms of the line of credit agreement provide that the finance receivables are pledged as collateral for the amount outstanding. The agreement requires the Company to maintain certain financial ratios at established levels and comply with other non-financial requirements, which may be amended from time to time. Also, the Company may pay dividends up to 25% of the current year's net income. The Company met all such ratios and requirements or obtained waivers for any instances of non-compliance as of the prior year end, and expects to meet all such ratios and requirements or obtain waivers for any instances of non-compliance for the current year.

In connection with the FirstPlus acquisition, the Company assumed $2.2 million of subordinated notes issued to Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in the name of the Company. The note agreement contained an interest coverage ratio restrictive covenant, which the Company did not meet at December 31, 1999, and a waiver was obtained for the year. However, the Company cannot say with certainty that it will meet this covenant requirement for the year 2000, and if it does not meet this requirement that a waiver will be obtained. However, the Company is confident that it has adequate availability under it primary credit facility to borrow adequate funds to liquidate this note, if required.

In 1997, the Company began issuing subordinated term notes to individual investors in an intrastate public offering registered with the State of South Carolina. The registration of a similar offering was declared effective by the U.S. Securities and Exchange Commission in March 1998 (and amended in November
1999), and the Company now offers notes in multiple states under this federal registration. The Maturity terms on these notes range from daily to sixty months, and interest rates vary in accordance with market rates. Notes currently being offered carry interest rates ranging from 5.5% to 9.0%. Approximately $
47.9 million in notes were outstanding at June 30, 2000 and $43.9 million were outstanding at December 31, 1999 and are reflected as notes payable and notes payable to affiliates.

         (4) Business Combinations

On March 1, 2000, The Thaxton Group, Inc. transferred all of the assets and liabilities of certain insurance agency operations into a newly formed company named Thaxton RBE, Inc. The assets involve approximately 30 non-standard automobile insurance agency offices in North Carolina, Arizona, New Mexico, and Colorado. These agencies offer an insurance product in which The Thaxton Group, Inc. bears insurance underwriting risk. Additionally, also transferred were the assets and liabilities of an insurance general agency in Virginia, and an insurance general agency in South Carolina. Both of these general agencies also offer products which bear insurance underwriting risk. The total amount of the assets transferred approximated $8 million, the majority of which were intangible.

         (5) Business Segments

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

The Company reports its results of operations in four primary segments; consumer finance, mortgage banking, insurance agency, and insurance underwriting risk bearing. The consumer finance segment provides financing to consumers with limited creditndistories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company's mortgage banking operations are conducted through Paragon, a wholly-owned subsidiary acquired in November 1998. Paragon originates, closes and funds predominantly B and C credit quality mortgage loans, which are warehoused until they can be packaged and sold to long term investors. Paragon receives fee income from originating mortgages and loans are generally sold at a premium to the permanent investor. The Company's insurance agency operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance for which business is placed.

The following table summarizes certain financial information concerning the Company's reportable operating segments for the six months ended June 30, 2000 and 1999:

                         Consumer         Mortgage         Insurance       Insurance Underwriting
     2000                 Finance         Banking           Agency               Risk Bearing              Total
                       ---------------------------------------------------------------------------------------------

Total Revenue           37,168,869       3,478,711        1,901,831                4,456,589             47,006,000
Net Income(loss)           535,039         (83,355)         (91,015)                (522,669)              (162,000)
Total Assets           217,978,002       9,064,591          665,774                4,415,633            232,124,000


                         Consumer         Mortgage         Insurance       Insurance Underwriting
     1999                 Finance         Banking           Agency               Risk Bearing              Total
                       ---------------------------------------------------------------------------------------------

Total Revenue           31,870,805       3,895,000        2,216,485                2,495,314             40,477,604
Net Income(loss)         1,336,094         243,000            2,784                 (819,725)               762,153
Total Assets           214,209,592       2,179,000        4,961,267                5,826,141            227,176,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Thaxton Group, Inc. and its subsidiaries (the "Company") were organized in July 1978 as C.L. Thaxton & Sons, Inc., and from that date until 1991 was primarily engaged in making and servicing direct consumer loans ("Direct Loans") and insurance premium finance loans ("Premium Finance Contracts") to persons with limited credit histories, low incomes, or past credit problems ("Non-Prime Borrowers"). In 1991, the Company made a strategic decision to begin diversifying its portfolio by actively seeking to finance purchases of used automobiles ("Automobile Sales Contracts") by Non-Prime Borrowers and has since evolved into a diversified consumer financial services company. The Company also sells credit related insurance products and, through its subsidiary, Thaxton Insurance Group, Inc. ("Thaxton Insurance"), on an agency basis, various lines of property and casualty, life, and accident and health insurance. The Company also entered the mortgage brokerage business during 1996, and in 1998 acquired Paragon, Inc., ("Paragon") a mortgage banking company engaged in the origination, funding, and whole loan sale of primarily "B" and "C" credit quality residential mortgages. In 1998 the Company also began making factoring and commercial loans to smaller sized businesses through a wholly owned subsidiary, Thaxton Commercial Lending, Inc. ("Commercial"). In 1999, the Company entered the underwriting risk bearing business primarily in non-standard automobile.

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

Net Interest Margin

The following table sets forth-certain data relating to the Company's net interest margin for the six months and three months ended June 30, 2000 and 1999.


                                                        For the Six Months                          For the Three Months
                                                          Ended June 30                                Ended June 30
                                                   2000                   1999                  2000                 1999
                                               ------------          -----------            -----------           -----------

Average Net Finance Receivables (1)            162,925,723           142,961,727            165,466,874           161,139,090
Average notes payable                          212,572,821           187,293,106            212,542,283           200,850,001

Interest and fee income (2)                     29,934,361            27,622,778             14,054,949            13,447,700
Interest expense (2)                            10,343,397             8,449,374              5,145,093             4,533,472
Net interest income                             19,590,964            19,173,404              8,909,856             8,914,228

Average interest rate earned (1)                    36.75%                38.64%                 33.98%                33.38%

Average interest rate paid (1)                       9.73%                 9.02%                  9.68%                 9.03%
Net interest spread                                 27.01%                29.62%                 24.29%                24.35%

Net interest margin (3)                             18.43%                20.47%                 21.54%                22.13%


(1) Averages are computed using month-end balances during the periods presented.
(2) Excludes Thaxton Insurance Group interest income, expense and Paragon Lending loan fee income.
(3) Net interest margin represents net interest income divided by average Net Finance Receivables.

Results of Operations for the Six Months Ended June 30, 2000 and 1999

Net Finance receivables remained relatively constant between years ($161,122,000 in 2000 vs. $162,827,000 in 1999). Interest and fee income, however, increased 8% between years ($29,934,000 in 2000 vs. $27,623,000 in 1999), primarily as a result of the operations of the First Plus acquisition being included for only five months in 1999, and the entire six months in the current year. Interest expense increased to $10,343,000 for 2000 from $8,449,000 in 1999. This increase is primarily attributable to interest rate increases in our variable rate credit facility associated with an increasing prime rate, as well as the First Plus acquisition being included in our results of operations for only five months of 1999.

Insurance commissions net of insurance cost increased to $10,162,000 for the six months ended June 30, 2000 from $7,160,000 for the same period of 1999, due to increased business as a result of additional branch locations in our insurance operations.

Operating expenses increased to $30,703,000 for the six months ended June 30, 2000 from $25,750,000 for the comparable period of 1999, a 19% increase, primarily as a result of additional branch locations operating in the current year.

As a result of the above, the company recognized a $162,000 loss for the six months ended June 30, 2000 versus a $762,000 net profit for the six months ended June 30, 1999.

Stockholders' equity decreased from $9,803,000 at December 31, 1999 to $7,788,000 at June 30, 2000, a 21% decrease, primarily to the repurchase of $1,500,000 of preferred stock in March, 2000.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

Interest and fee income for the three months ended June 30, 2000 was $14,055,000, versus $13,448,000 for the three months ended June 30, 1999, a 5% increase, primarily due to higher interest rates charged on small loans, part of a program to increase this segment of our business. Interest expense increased to $5,145,000 for the three months ended June 30, 2000 versus $4,533,000 for the three months ended June 30, 1999, a 14% increase, due primarily to interest rate increases in our variable rate credit facility associated with an increasing prime rate.

Insurance commissions net of insurance cost increased to $4,593,000 for the three months ended June 30, 2000 from $4,340,000 for the three months ended June 30, 1999, a 6% increase due primarily to additional branch locations in our insurance operations.

Operating expenses increased to $15,605,000 for the three months ended June 30, 2000 from $13,281,000 for the comparable period of 1999, a 17% increase, due primarily to additional branch locations and related expansion in the insurance underwriting risk bearing segments of our business.

As a result of the above, the company recognized an $80,000 net loss for the three months ended June 30, 2000, versus a net gain of $503,000 for 1999.

Credit Loss Experience

The following table sets forth the Company's allowance for credit losses at June 30, 2000, and 1999 and the credit loss experience over the periods presented.


                                                                                                June 30,
                                                                                   -----------------------------------
                                                                                       2000                   1999
                                                                                   -----------             -----------
Net finance receivables (1)                                                        161,122,177             162,827,219
Allowance for credit losses                                                         10,043,561              10,244,000
Allowance for credit losses as a percentage of net finance
     receivables (1)                                                                     6.23%                   6.29%
Dealer reserves and discounts on bulk purchases                                        928,196               1,202,000
Dealer reserves and discounts on bulk purchases as percentage
     of Automobile sales Contracts as period end(2)                                      2.73%                   3.18%
Allowance for credit losses and dealer reserves and discount on
     bulk purchases as a percentage of net finance receivables (1)                       6.81%                   7.03%


   For the six months ended June 30,
Average net finance receivables (1)                                                162,925,723             142,961,727
Provision for loan losses                                                            6,605,514               5,180,467
Charge-offs (net of recoveries)                                                      7,223,292               5,923,605
Charge-offs (net of recoveries) as a percentage of average net
     finance receivables (1)                                                             8.87%                   8.29%


  For the three months ended June 30,
Average net finance receivables (1)                                                165,466,874             161,139,090
Provision for loan losses                                                            3,453,524               3,379,066
Charge-offs (net of recoveries)                                                      3,968,408               3,699,891
Charge-offs (net of recoveries) as a percentage of average net
     finance receivables (1)                                                             9.59%                   9.18%

(1) Finance Receivable balances are presented net of unearned finance charges. Averages are computed using month-end balances of Net Finance Receivables during the period presented.

(2) Percentages are computed using Automobile Sales Contracts, net of unearned finance charges only.

The following table sets forth certain information concerning delinquency on our finance receivable portfolio.

                                                                                       At June 30,            At December 31,
                                                                                     --------------           ---------------
                                                                                          2000                     1999
                                                                                     --------------           ---------------
Total finance receivables contractually past due
     90 days or more (1)                                                                5,022,385                5,886,818

Total Finance Receivables (1)                                                         174,063,660              175,363,648


Finance receivables contractually past due 90 days or more                                  2.89%                    3.36%
                                                                                     ==============           ===============

(1) Finance receivable balances are presented net of unearned finance charges.

Liquidity and Capital Resources

At June 30, 2000, the Company maintained two lines of credit with a commercial finance company for $242 million, maturing on July 31, 2004. The credit line is set up in four Tranches, allowing the Company to borrow against its eligible collateral of finance receivables. At June 30, 2000 the Company had approximately $84 million total potential borrowing capacity under these facilities. However, in addition to the eligible collateral restrictions, the borrowing availability under Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $11.6 million total potential borrowing capacity as of June 30, 2000.

The aggregate outstanding balance under these lines of credit was $157.9 million at June 30, 2000, of which $59.0 million was borrowed at 10.75% (Lenders prime +1 1/4%); $90.8 million was borrowed at 10.5% (Lenders prime + 1%); and $8.1 million was borrowed at 13% (Lenders prime +3 1/2%).

Management believes that its borrowing capacity under its existing revolving credit facility, in addition to its ability to raise additional subordinated debt under its subordinated note program, will provide the resources necessary to pursue the Company's business and growth strategies through the next several years.

Part II

Item 6.  E Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27        Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the quarter ended June 30, 2000.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            The Thaxton Group, Inc.
                            -----------------------
                                  (Registrant)


Date: August 14, 2000                  /s/James D. Thaxton
                                       -------------------
                                       James D. Thaxton
                                       President and Chief Executive Officer

Date: August 14, 2000                  /s/Allan F. Ross
                                       -------------------
                                       Allan F. Ross
                                       Vice President, Treasurer, Secretary, and
                                       Chief Financial Officer