Form 10-Q
period 2000-09-30
THAXTON GROUP INC
filed 2000-11-13
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended September 30, 2000
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


                     Issuers telephone number: 803-285-4337


Indicate by check mark whether the issuer (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes   X   No
   ------    -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                               Outstanding at
    Class                                                      November 9, 2000
    -----                                                      ----------------
Common Stock                                                      6,974,355

                            The Thaxton Group, Inc.


                                   Form 10-QSB


                               September 30, 2000


                                Table of Contents

Part I        Financial Information                                                                 Page No.
                                                                                                    --------
              Item 1.   Financial Statements
                        Consolidated Balance Sheets at September 30, 2000 and
                        December 31, 1999                                                               2

                        Consolidated Statements of Income for the nine months
                        ended September 30, 2000 and 1999                                               3

                        Consolidated Statements of Income for the three months
                        ended September 30, 2000 and 1999                                               4

                        Consolidated Statements of Cash Flows for the nine months
                        ended September 30, 2000 and 1999                                               5

                        Notes to Consolidated Financial Statements                                      6

              Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                      11


Part II       Other Information


              Item 6.   Exhibits and Reports on Form 8-K                                               16

Part I

Item 1.  Financial Statements

                            The Thaxton Group, Inc.
                           Consolidated Balance Sheet


                                                                                      September 30,            December 31,
                                                                                          2000                    1999
                                                                                      -------------            ------------
                                                                                       (Unaudited)
Assets
------
Cash                                                                                   $   7,467,272           $   2,110,246
Finance receivables, net                                                                 174,416,059             162,780,503
Loans held for sale                                                                        9,778,576              11,400,639
Premises and equipment, net                                                                5,142,824               4,778,719
Accounts receivable                                                                        1,199,890               1,901,497
Repossessed automobiles                                                                      384,399                 131,908
Goodwill and other intangible assets                                                      35,971,707              32,730,803
Other assets                                                                               9,542,870              10,190,071
Assets of discontinued operations                                                                -                 8,910,651
                                                                                       -------------           -------------
              Total assets                                                             $ 243,903,597           $ 234,935,037
                                                                                       =============           =============


Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------


Accrued interest payable                                                               $   2,726,171           $   2,174,397
Notes payable                                                                            223,687,205             209,542,862
Notes payable to affiliates                                                                      -                   491,072
Accounts payable                                                                           2,432,860               2,746,712
Employee savings plan                                                                        557,051               1,328,998
Other liabilities                                                                          7,009,834               6,516,470
Liabilities of discontinued operations                                                           -                 2,331,947
                                                                                       -------------           -------------
              Total liabilities                                                          236,413,121             225,132,458
                                                                                       -------------           -------------

Stockholders' Equity
--------------------
Preferred stock $ .01 par value,
Series A:  400,000 shares authorized, issued and outstanding 10,440
   Shares at September 30, 2000, 160,440 shares issued and outstanding
   At December 31, 1999                                                                          104                   1,604
Series C: 50,000 shares authorized, issued and outstanding at
  September 30, 2000 and December 31, 1999                                                       500                     500
Series E: 800,000 shares authorized, issued and
  outstanding at September 30, 2000 and December 31, 1999;
  liquidation value $8,000,000 as of September 30, 2000 and December 1999                      8,000                   8,000
Common stock, $ .01 par value; authorized 50,000,000 shares;
  issued and outstanding 6,974,355 shares at September 30, 2000;
  6,975,359 shares at December 31, 1999                                                       69,743                  69,753
Additional paid-in-capital                                                                 8,610,549              10,116,774
Accumulated deficit                                                                       (1,198,420)               (394,052)
                                                                                       -------------           -------------
              Total stockholders' equity                                                   7,490,476               9,802,579
                                                                                       -------------           -------------
              Total liabilities and stockholders' equity                               $ 243,903,597           $ 234,935,037
                                                                                       =============           =============

See accompanying notes to consolidated financial statements.


                            The Thaxton Group, Inc.
                 Consolidated Statements of Income (Unaudited)


                                                                                             Nine Months ended September 30,
                                                                                            2000                         1999
                                                                                            ----                         ----
Interest and fee income                                                                 $ 47,560,269                 $ 44,073,585
Interest expense                                                                          15,556,771                   14,583,095
                                                                                          ----------                   ----------
Net interest income                                                                       32,003,498                   29,490,490

Provision for credit losses                                                               10,844,168                    8,772,823
                                                                                          ----------                    ---------
Net interest income after provision for credit losses                                     21,159,330                   20,717,667
                                                                                          ----------                   ----------
Other income:
Insurance premiums and commissions, net                                                    9,714,577                    6,497,549
Premiums for loans sold                                                                    2,553,632                    2,232,359
Other income                                                                               5,071,427                    6,617,474
                                                                                          ----------                   ----------
Total other income                                                                        17,339,636                   15,347,382
                                                                                          ----------                   ----------
Operating expenses:
     Compensation and employee benefits                                                   22,271,885                   20,810,834
     Telephone, postage, and supplies                                                      3,863,793                    3,524,846
     Net occupancy                                                                         4,436,373                    3,710,757
     Reinsurance claims expense                                                              647,965                      485,000
     Advertising                                                                           1,972,168                    1,513,681
     Collection expense                                                                      189,428                      249,143
     Travel                                                                                  891,446                      731,455
     Professional fees                                                                       687,861                      462,255
     Other                                                                                 2,750,785                    2,658,507
                                                                                          ----------                   ----------
Total operating expenses                                                                  37,711,704                   34,146,478
                                                                                          ----------                   ----------
     Income from continuing operations  before income tax expense                            787,262                    1,918,571
Income tax expense                                                                           582,669                      937,000
                                                                                          ----------                   ----------
     Income from continuing operations                                                       204,593                      981,571
Discontinued operations (Note 6)
              Loss from operations of discontinued Non-Standard
              insurance division (Less benefit from income taxes of $148,904 in
              2000, and $301,188 in 1999)                                                   (475,268)                    (885,848)
Net income (loss)                                                                           (270,675)                      95,723

     Dividends on preferred stock                                                            533,693                      534,000

     Net loss applicable to common shareholders                                            ($804,368)                   ($438,277)
                                                                                           =========                    =========

     Net income (loss) per common share-- basic and diluted                                   ($0.12)                      ($0.06)
                                                                                           =========                    =========

              Continuing operations                                                           ($0.05)                       $0.06
              Discontinued operations                                                         ($0.07)                      ($0.13)

     Weighted average shares outstanding - basic and diluted                               6,974,815                    6,994,687


See accompanying notes to consolidated financial statements.


                            The Thaxton Group, Inc.
                 Consolidated Statements of Income (Unaudited)
                                                                                            Three Months Ended September 30,
                                                                                              2000                         1999
                                                                                              ----                         ----
Interest and fee income                                                                 $ 16,669,960                 $ 14,295,427
Interest expense                                                                           5,551,677                    5,190,710
                                                                                          ----------                   ----------
Net interest income                                                                       11,118,283                    9,104,717

Provision for credit losses                                                                4,243,264                    3,054,357
                                                                                          ----------                   ----------
Net interest income after provision for credit losses                                      6,875,019                    6,050,360
                                                                                          ----------                   ----------
Other income:
Insurance premiums and commissions, net                                                    3,129,257                    2,115,054
Premiums for loans sold                                                                      846,592                      906,947
Other income                                                                               1,638,686                    1,130,096
                                                                                          ----------                   ----------
Total other income                                                                         5,614,535                    4,152,097
                                                                                          ----------                   ----------
Operating expenses:
     Compensation and employee benefits                                                    6,976,103                    5,841,798
     Telephone, postage, and supplies                                                      1,321,997                    1,039,234
     Net occupancy                                                                         1,558,052                    1,178,775
     Reinsurance claims expense                                                              244,148                      141,600
     Advertising                                                                             752,787                      566,030
     Collection expense                                                                       62,463                       80,967
     Travel                                                                                  355,852                      266,007
     Professional fees                                                                       317,053                      147,254
     Other                                                                                   753,166                      650,839
                                                                                          ----------                   ----------
Total operating expenses                                                                  12,341,621                    9,912,504
                                                                                          ----------                   ----------
     Income before income tax expense                                                        147,933                      289,953

Income tax expense                                                                           155,297                      120,655
                                                                                          ----------                   ----------
     Income (loss) from continuing operations                                                 (7,364)                     169,298
Discontinued operations (Note 6)
              Loss from operations of discontinued Non-Standard
              insurance division (Less benefit from income taxes of $34,511 in
              2000, and $108,332 in 1999)                                                   (101,502)                    (318,623)

Net loss                                                                                    (108,866)                    (149,325)
     Dividends on preferred stock                                                            188,235                      178,000
     Net loss applicable to common shareholders                                             (297,101)                    (327,325)
                                                                                            ========                     ========
     Net loss per common share-- basic and diluted                                            ($0.04)                      ($0.05)
                                                                                            ========                     ========
              Continuing operations                                                           ($0.03)                      ($0.00)
              Discontinued operations                                                         ($0.01)                      ($0.05)

     Weighted average shares outstanding - basic and diluted                               6,974,555                    6,978,036


See accompanying notes to consolidated financial statements.


                            The Thaxton Group, Inc.
               Consolidated Statements of Cash Flows (Unaudited)
                 Nine months ended September 30, 2000 and 1999


                                                                                            2000                         1999
                                                                                            ----                         ----
Cash flows from operating activities                                                   $  5,983,367                  $ 2,457,000
Cash flows from investing activities                                                    (10,457,142)                  (9,914,000)
Cash flows from financing activities                                                      9,830,801                   10,729,000
                                                                                        -----------                  -----------
Net increase (decrease) in cash                                                           5,357,026                    3,272,000

Cash at beginning of period                                                               2,110,246                      781,000
                                                                                        -----------                  -----------
Cash at end of Period                                                                   $ 7,467,272                  $ 4,053,000
                                                                                        ===========                  ===========

                            The Thaxton Group, Inc.
             Notes to Consolidated Financial Statements (Unaudited)
                           September 30, 2000 and 1999



    (1) Basis of Presentation

The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina and operates primarily through subsidiaries. The Company operates consumer finance branches in 11 states, primarily under the names of TICO Credit, Southern Finance, and Covington Credit. The Company also operates insurance agency branches in two states located in the southeast. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies formerly owned by the Company, and now owned by a non-affiliated company that, however, is owned and controlled by the Thaxton Group's CEO. The Company provides reinsurance through wholly owned subsidiaries, TICO Reinsurance, Ltd. ("TRL"), Fitch National Reinsurance, Ltd. and Soco Reinsurance, Inc. Through a wholly owned subsidiary, Paragon, Inc., the Company is also engaged in mortgage banking, originating mortgage loans to individuals. The Company sells substantially all mortgage loans it originates through Paragon to independent third parties. Through another wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Information with respect to September 30, 2000 and 1999, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the nine months and quarter ended September 30, 2000 are not necessarily indicative of results to be expected for the entire fiscal year.

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

           (2)   Finance Receivables

Finance receivables consist of the following at September 30, 2000 and December 31, 1999:

                                                                                    September 30,                  December 31,
                                                                                        2000                         1999
                                                                                        ----                         ----
              Automobile sales contracts                                            $ 33,392,604                 $ 33,138,025
              Mortgage loans                                                          28,715,735                   27,477,365
              Commercial loans                                                         3,746,606                    3,440,166
              Direct loans                                                           150,927,627                  140,704,637
              Premium finance contracts                                                7,880,834                    8,362,591
                                                                                     -----------                  -----------
              Total finance receivables                                              224,663,406                  213,122,784

              Unearned interest                                                      (37,372,396)                 (37,805,852)
              Unearned insurance premiums, net                                        (3,133,937)                  (2,797,033)
              Valuation discount for acquired loans                                      (12,533)                     (93,534)
              Bulk purchase discount and dealer holdback                              (1,220,265)                    (704,657)
              Allowance for credit losses                                            (10,596,974)                 (10,661,339)
              Deferred loan cost, net                                                  2,088,758                    1,720,134
                                                                                     -----------                  -----------
              Finance receivables, net                                              $174,416,059                 $162,780,503
                                                                                     ===========                  ===========

              Loans held for sale                                                   $  9,778,576                 $ 11,400,639
                                                                                     ===========                  ===========


Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer or other retailer will assign receivables to the Company on a loan-by-loan basis, typically at par. The Company will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $20,654,820 and $1,220,265, respectively, at September 30, 2000 and approximately $26,870,193 and $704,657, respectively, at December 31, 1999.

At September 30, 2000 there were no significant concentrations of receivables in any type of property or to one borrower.

These receivables are pledged as collateral for a line of credit agreement (see note 3).

Changes in the allowance for credit losses for the nine months ended September 30, 2000 and 1999 are as follows:

                                                                                         2000                         1999
                                                                                         ----                         ----

              Beginning balance                                                      $ 10,661,339                  $ 4,710,829

              Valuation allowance for acquired loans                                            -                    6,276,309

              Provision for credit losses                                              10,844,168                    8,772,823
              Charge-offs                                                             (11,988,681)                  (9,487,897)
              Recoveries                                                                1,080,148                      822,245
                                                                                      -----------                   ----------
              Net charge-offs                                                         (10,908,533)                  (8,665,652)

              Ending balance                                                         $ 10,596,974                 $ 11,094,309


The Company's loan portfolio primarily consists of short-term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that fair value of the finance receivables is not materially different from carrying value.

           (3)   Notes Payable

At September 30, 2000, the Company maintained two lines of credit with a commercial finance company for $232 million, maturing on July 31, 2004. The credit line is set up in four Tranches, allowing the Company to borrow against its eligible collateral of finance receivables. At September 30, 2000 the Company had approximately $62 million total potential borrowing capacity under these facilities. However, in addition to the eligible collateral restrictions, the borrowing availability under Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $3.9 million total potential borrowing capacity as of September 30, 2000.

The aggregate outstanding balance under these lines of credit was $170.4 million at September 30, 2000, of which $58.0 million was borrowed at 10.75% (Lenders prime + 1 1/4%); $101.9 million was borrowed at 10.5% (Lenders prime + 1%); and $10.5 million was borrowed at 13% (Lenders prime + 3 1/2%).

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

In 1997, the Company began issuing subordinated term notes to individual investors in an intrastate public offering registered with the State of South Carolina. The registration of a similar offering was declared effective by the U.S. Securities and Exchange Commission in March 1998 (and amended in November
1999), and the Company now offers notes in multiple states under this federal registration. The Maturity terms on these notes range from daily to sixty months, and interest rates vary in accordance with market rates. Notes currently being offered carry interest rates ranging from 5.5% to 9.0%. Approximately $50.8 million in notes were outstanding at September 30, 2000 and $43.9 million were outstanding at December 31, 1999 and are reflected as notes payable and notes payable to affiliates.

           (4)   Business Combinations

On August 18, 2000, the Company acquired all of the stock of Quick Credit Corporation, a consumer finance company with 25 branch offices located in South Carolina. The purchase price was $12.75 million in cash. This acquisition was accounted for as a purchase and resulted in goodwill of approximately $5.0 million which is being amortized over 15 years.

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

The following table summarizes certain financial information concerning the Company's reportable operating segments for the nine months ended September 30, 2000 and 1999:

                           Consumer             Mortgage           Insurance
         2000               Finance             Banking              Agency            Other                        Total
                           ----------------------------------------------------------------------------------------------------
Total Revenue                56,016,294           5,089,620           2,999,338            794,653                64,899,905
Income(loss) from
continuing operations           527,976            (123,686)           (286,666)            86,969                   204,593
Total Assets                220,939,141          11,972,387           7,284,520          3,707,952               243,904,000

                           Consumer             Mortgage           Insurance
         1999               Finance             Banking              Agency            Other                       Total
                          ----------------------------------------------------------------------------------------------------

Total Revenue                49,215,031           6,351,210           3,422,528            432,198                59,420,967
Income(loss) from
continuing operations           577,265             206,896             191,039              6,371                   981,571
Total Assets                199,645,908          11,223,361          13,555,160          2,751,571               227,176,000

           (6)   Discontinued Operations

At the end of 1998, and throughout 1999, the Company made a series of acquisitions of agencies in Arizona, New Mexico, Nevada, Colorado and North Carolina, as well as a general insurance agency in Virginia. At the same time, the Company entered into a contract with American Bankers Insurance Group, Inc. ("ABIG"), where the Company would sell ABIG non-standard insurance policies in these locations, but Thaxton Group would contractually retain the underwriting risk, and retain any profit or loss from operations. This business ultimately contained 30 non-standard automobile agency office locations, plus two insurance general agencies (located in Virginia and South Carolina).

On March 1, 2000, the Company transferred all of the assets and liabilities of these agency operations into a newly formed company named Thaxton RBE, Inc. ("Thaxton RBE"). The total amount of the assets transferred approximate $8 million, the majority of which were intangible. The purpose of the transfer was to raise additional capital for Thaxton RBE, as it operations were in their initial stages. As such, immediately subsequent to the formation and asset transfer, Thaxton Life Partners, Inc. invested $2,000,000 in the capital stock of RBE and obtained a 90% interest in that company as a result of the investment. Thaxton Life Partners, Inc., is a company owned by James D. Thaxton (Chairman and majority shareholder of Thaxton Group, Inc.); C. L. Thaxton, Sr. (Director of Thaxton Group, Inc.); and other Thaxton family members. As a result of those transactions, Thaxton Group, Inc. had a net receivable from Thaxton RBE in the amount of $5 million at March 31, 2000.

During the third quarter of 2000, Thaxton Group made the decision to discontinue operations and dispose of its interest and investment in Thaxton RBE as soon as suitable financing for Thaxton RBE could be obtained. On August 31, 2000, Thaxton Life Partners was able to arrange financing for Thaxton RBE independent of Thaxton Group, Inc., and Thaxton Life Partners purchased the remaining 10% interest in RBE from Thaxton Group. At the time of the sale, all amounts owed Thaxton Group were paid in full. Thaxton Group has recognized no gain or loss on the disposition of Thaxton RBE. The transaction has been accounted for in accordance with Accounting Principles Board Statement #30, ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

The components of the Discontinued Assets and Discontinued Liabilities in the consolidated balance sheet at December 31, 1999, are as follows:

                                                                     December 31,
                                                                        1999
                                                                     ------------
Assets
              Cash                                                      (74,142)
              Accounts receivable                                         1,484
              Finance receivables                                        46,716
              Premises and equipment, net                             1,514,869
              Intangibles, net                                        6,780,230
              Other assets                                              641,494
                                                                      ---------
Total Discontinued assets                                             8,910,651

Liabilities
              Subordinated notes payable                              1,676,091
              Accounts payable                                          552,028
              Other liabilities                                         103,828
                                                                      ---------
Total Discontinued liabilities                                        2,331,947

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

Net Interest Margin

The following table sets forth-certain data relating to the Company's net interest margin for the nine months and three months ended September 30, 2000 and 1999.



                                                    For the Nine Months                        For the Three Months
                                                     Ended September 30                         Ended September 30
                                                 2000                   1999              2000                        1999
                                               -----------            -----------        ------------             -----------
Average Net Finance Receivables (1)            168,861,276            150,222,994        180,732,384               164,745,529
Average notes payable                          210,182,066            191,211,077        219,965,183               206,116,412

Interest and fee income (2)                     47,560,269             44,073,585         16,669,960                14,295,427
Interest expense (2)                            15,556,771             14,583,095          5,551,677                 5,190,710
Net interest income                             32,003,498             29,490,490         11,118,283                 9,104,717

Average interest rate earned (1)                    37.55%                 39.12%             36.89%                     34.71%

Average interest rate paid (1)                       9.87%                 10.17%             10.10%                     10.07%
Net interest spread                                 27.68%                 28.95%             26.80%                     24.64%

Net interest margin (3)                             20.30%                 20.56%             24.61%                     22.11%


(1)   Averages are computed using month-end balances during the periods presented.
(2)   Excludes Thaxton Insurance Group interest income, expense and Paragon Lending loan fee income.
(3)   Net interest margin represents net interest income divided by average Net Finance Receivables.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

Net Finance receivables increased for the year ($174,416,000 in 2000 vs. $162,780,000 in 1999) an increase of 7%. This was primarily due to the purchase of approximately $10 million of receivables from Quick Credit.

Interest and fee income, increased 8% between years ($47,560,000 in 2000 vs. $44,074,000 in 1999), primarily as a result of the operations of the First Plus acquisition being included for only eight months in 1999, and the entire nine months in the current year; the results of operations of Quick Credit included for the current year; and an overall attempt to raise interest rates charged to compensate for increased interest expense on our variable rate debt.

Interest expense increased to $15,557,000 for 2000 from $14,583,000 in 1999. This increase is primarily attributable to interest rate increases in our variable rate credit facility associated with an increasing prime rate, as well as the First Plus acquisition being included in our results of operations for only eight months of 1999, and additional overall borrowings related to the acquisition of Quick Credit.

Insurance commissions net of insurance cost increased to $9,715,000 for the nine months ended September 30, 2000 from $6,498,000 for the same period of 1999, due to increased penetration in credit insurance sold in our finance branches, as well as the First Plus acquisition being included in our results of operations for the entire nine months of the current year, but only eight months of the prior year.

Operating expenses increased to $37,712,000 for the nine months ended September 30, 2000 from $34,146,000 for the comparable period of 1999, a 12% increase, primarily as a result of additional branch locations operating in the current year; the inclusion of the operating expenses of the Quick Credit acquisition during the current year; and the First Plus acquisition's inclusion in the results of operations for the entire nine months of the current year, but only eight months of the prior year.

As a result of the above, the company recognized net income from continuing operations of $205,000 for the nine months ended September 30, 2000 versus $982,000 for the nine months ended September 30, 1999.

Stockholders' equity decreased from $9,803,000 at December 31, 1999 to $7,490,000 at September 30, 2000, a 25% decrease, primarily to the repurchase of $1,500,000 of preferred stock in March, 2000; and the payment of dividends on the Company's preferred stock.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

Interest and fee income for the three months ended September 30, 2000 was $16,670,000, versus $14,295,000 for the three months ended September 30, 1999, a 17% increase, primarily due to higher interest rates charged on small loans, part of a program to increase this segment of our business.

Interest expense increased to $5,552,000 for the three months ended September 30, 2000 versus $5,191,000 for the three months ended September 30, 1999, a 7% increase, due primarily to interest rate increases in our variable rate credit facility associated with an increasing prime rate.

Insurance commissions net of insurance cost increased to $3,129,000 for the three months ended September 30, 2000 from $2,115,000 for the three months ended September 30, 1999, a 48% increase due primarily to increase penetration of credit insurance sold in our finance branches.

Operating expenses increased to $12,342,000 for the three months ended September 30, 2000 from $9,913,000 for the comparable period of 1999, a 25% increase, due primarily to increased branch locations; additional operating expenses associated with the Quick Credit acquisition.

As a result of the above, the company recognized a $7,000 net loss from continuing operations for the three months ended September 30, 2000, versus income from continuing operations of $169,000 for the comparable period of 1999.

Credit Loss Experience

The following table sets forth the Company's allowance for credit losses at September 30, 2000, and 1999 and the credit loss experience over the periods presented.

                                                                                             September 30,
                                                                                             -------------
                                                                                        2000               1999
                                                                                        ----               ----
Net finance receivables (1)                                                        174,416,059         162,780,503
Allowance for credit losses                                                         10,596,974          11,094,309
Allowance for credit losses as a percentage of net finance
     receivables (1)                                                                     6.08%               6.82%
Dealer reserves and discounts on bulk purchases                                      1,220,265           1,202,000
Dealer reserves and discounts on bulk purchases as percentage
     of Automobile sales Contracts as period end(2)                                      3.65%               3.18%
Allowance for credit losses and dealer reserves and discount on
     bulk purchases as a percentage of net finance receivables (1)                       6.78%               7.55%

    For the nine months ended September 30,
Average Net finance receivables (1)                                                168,861,276         150,222,994
Provision for loan losses                                                           10,844,168           8,772,823
Charge-offs (net of recoveries)                                                     10,908,533           8,665,652
Charge-offs (net of recoveries) as a percentage of average net
     finance receivables (1)                                                             8.61%               7.69%

    For the three months ended September 30,
Average Net finance receivables (1)                                                180,732,384         164,745,529
Provision for loan losses                                                            4,243,264           3,054,357
Charge-offs (net of recoveries)                                                      3,685,241           2,742,047
Charge-offs (net of recoveries) as a percentage of average net
     finance receivables (1)                                                             8.16%               6.66%


  (1) Finance Receivable balances are presented net of unearned finance charges. Averages are computed using month-end balances of Net Finance Receivables during the period presented.
  (2) Percentages are computed using Automobile Sales Contracts, net of unearned finance charges only.

The following table sets forth certain information concerning delinquency on our finance receivable portfolio.

                                                                                    At September 30,             At December 31,
                                                                                        2000                         1999
                                                                                        ----                         ----

Total finance receivables contractually past due
     90 days or more (1)                                                             6,146,149                    5,886,818

Total Finance Receivables (1)                                                      187,291,010                  175,316,932


Finance receivables contractually past due 90 days or more                               3.28%                        3.36%
                                                                                   ==========                   ==========



  (1) Finance receivable balances are presented net of unearned finance charges.

Liquidity and Capital Resources

At September 30, 2000, the Company maintained two lines of credit with a commercial finance company for $232 million, maturing on July 31, 2004. The credit line is set up in four Tranches, allowing the Company to borrow against its eligible collateral of finance receivables. At September 30, 2000 the Company had approximately $52 million total potential borrowing capacity under these facilities. However, in addition to the eligible collateral restrictions, the borrowing availability under Tranches is also limited by amounts borrowed under other Tranches, outstanding receivables, insurance premiums written, and in some cases, additional restrictions. As a result of these additional restrictions, the Company had approximately $3.9 million total potential borrowing capacity as of September 30, 2000.

The aggregate outstanding balance under these lines of credit was $170.4 million at September 30, 2000, of which $58.0 million was borrowed at 10.75% (Lenders prime + 1 1/4%); $101.9 million was borrowed at 10.5% (Lenders prime + 1%); and $10.5 million was borrowed at 13% (Lenders prime + 3 1/2%).

Management believes that its borrowing capacity under its existing revolving credit facility, in addition to its ability to raise additional subordinated debt under its subordinated note program, will provide the resources necessary to pursue the Company's business and growth strategies through the next several years.

Part II

Item 6.     Exhibits and Reports on Form 8-K

(a)           Exhibits

              Exhibit 27                Financial Data Schedule

(b)           Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarter ended September 30, 2000.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            The Thaxton Group, Inc.
                            -----------------------
                                  (Registrant)


Date: November 1, 2000                /s/James D. Thaxton
                                      James D. Thaxton
                                      President and Chief Executive Officer

Date: November 1, 2000                /s/Allan F. Ross
                                      Allan F. Ross
                                      Vice President, Treasurer, Secretary, and
                                      Chief Financial Officer