Form 10KSB
period 2000-12-31
THAXTON GROUP INC
filed 2001-04-10
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)
         (X) ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from______ to ______

                        Commission file number 333-42623

                             THE THAXTON GROUP, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

         SOUTH CAROLINA                                    57-0669498
         ------------------------------------------------------------
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)

             1524 PAGELAND HIGHWAY, LANCASTER, SOUTH CAROLINA 29720
             ------------------------------------------------------
                    (Address of principal executive offices)

                     Issuer's telephone number: 803-285-4337

         Securities registered under Section 12(b) of the Exchange Act:

                              Name of each exchange
         Title of each class                          on which registered
         -----------------------------------------------------------------
                None                                          None

         Securities registered under Section 12(g) of the exchange Act:

                               Title of each class
                               -------------------
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $84,881,783
---------------------------------------------------------------------

At March 15, 2001, there were 6,839,355 shares of common stock outstanding. The aggregate market value of the shares held by non-affiliates of the registrant, based upon the price at which the stock was sold on April 27, 2000, is approximately $1,862,800. To the best of our knowledge no sale of the Company's common equity has occurred within the last 60 days.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             THE THAXTON GROUP, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

Item
No.                                                                                              Page
---                                                                                              ----
                                     PART I
1.      Description of Business                                                                    2

2.      Description of Property                                                                    5

3.      Legal Proceedings                                                                          5

4.      Submission of Matters to a Vote of Security Holders                                        5

                                     PART II

5.      Market for Common Equity and Related Stockholder Matters                                   6
6.      Management's Discussion and Analysis                                                       6
7.      Financial Statements                                                                      12

8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      28

                                    PART III

9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
         16(a) of the Exchange Act                                                                29

10.     Executive Compensation                                                                    30
11.     Security Ownership of Certain Beneficial Owners and Management                            30
12.     Certain Relationships and Related Transactions                                            30

13.     Exhibits and Reports on Form 8-K                                                          32



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are a diversified consumer financial services company engaged in the origination and servicing of loans made to credit-impaired borrowers, used automobile lending through the purchase and servicing of used automobile sales contracts, insurance premium finance lending through the purchase of insurance premium finance contracts, selling insurance products on an agency basis, and the factoring of accounts receivable and the origination and servicing of small commercial loans to small and medium sized businesses. We were organized in 1985.

Direct Consumer Lending. Making small loans to borrowers with impaired credit is our largest line of business. Direct loans are relied upon by credit-impaired borrowers to meet short-term cash needs, finance purchases of consumer goods or refinance existing indebtedness. Almost all of our direct loans are unsecured. Only about 10% of these loans are secured, typically by first or second liens on real property. The usual term of a direct loan is 15 months or less. Interest rates on direct loans vary based on a number of factors, the most important of which is the extent to which the borrower's state of residence regulates interest rates. Some states in which we operate permit consumer lenders to simply post a maximum rate of interest in filings with regulatory authorities. In these states we typically post a maximum annual interest rate of 69%. Other states where we have offices impose specific maximum annual interest rates on direct loans that range from 10% to 36%. Other factors that we consider in setting the interest rate on a particular direct loan are credit profile of the borrower, the type and value of any collateral and competitive market conditions.

Each applicant for a direct loan must pass a thorough credit review. This review is conducted by the manager or personnel under his or her supervision in the office where the application is taken. This review generally takes into account the borrower's credit history, ability to pay, stability of residence, employment history, income, discretionary income, debt service ratio, and the value of any collateral. We use an industry standard application analysis score sheet to compile information on the factors described above. If a direct loan is to be secured by real estate, we obtain an appraisal of the property, obtain a title opinion from an attorney and verify filing of a mortgage or deed of trust before disbursing funds to the borrower. A senior corporate officer must approve any direct loan to be secured by real estate. The principal competitive factors for these types of loans are the interest rate charged and customer service.

In connection with making direct consumer loans we also offer, as agent, credit life and credit accident and health insurance and in certain circumstances we also assume the risk of these loans through reinsurance underwriting. Instead of filing financing statements to perfect our security interest in the collateral on all direct consumer loans secured by personal property other than an automobile, we purchase non-filing insurance from an unaffiliated insurer. On these loans we charge an amount approximately equal to the filing fees that we would have charged to the customer if we had filed financing statements to perfect our security interest. This amount is typically included in the amount of the loan. We use this amount to pay premiums for non-filing insurance against losses resulting from failure to file. Under our non-filing insurance arrangements, approximately 90% of the premiums paid are refunded to us on a quarterly basis and are netted against charge-offs for the period.

Used Automobile Sales Finance. Another line of business for us is the financing of used automobile purchases. We purchase sales contracts from independent automobile dealers who have been approved by the manager of an individual finance office or a regional supervisor. Office managers and regional supervisors periodically evaluate independent dealers in their market areas to ensure that we purchase sales contracts only from reputable dealers carrying an inventory of quality used automobiles. We enter into a non-exclusive agreement with each dealer which sets forth the terms and conditions on which we will purchase sales contracts. The dealer agreement generally provides that sales contracts are sold to us without recourse to the dealer. However, if the dealer breaches the terms of the sales contract or a customer withholds payment because of a dispute with the dealer regarding the quality of the automobile purchased, the dealer typically is obligated to repurchase the sales contract on our demand for its net unpaid balance. If the purchaser of the automobile recovers any amount from us as a result of a claim against the dealer, the dealer agreement provides that the dealer will reimburse us for any amount paid the customer and for any costs we incur as a result of the claim.

The dealer agreement allows us to withhold a specified percentage of the principal amount of each sales contract purchased. This dealer reserve arrangement is designed to protect us from credit losses on sales contracts. These dealer reserves, which range from five to 10% of the net amount of each sales contract, are negotiated on a dealer-by-dealer basis and are subject to change based upon the collection history on sales contracts we have purchased from the dealer.

In purchasing used automobile sales contracts, underwriting standards are used that take into account principally the degree of a proposed buyer's creditworthiness and the market value of the vehicle being financed. The office manager, or other office personnel under the manager's supervision, conducts the credit evaluation review. This review generally takes into account similar factors as for our review of direct consumer loans. We generally do not finance more than 100% of the average trade-in value of the automobile as listed in the current edition of the National Association of Automobile Dealers Official Used Car Guide.

From time to time we purchase used automobile sales contracts in bulk from dealers who have originated and accumulated contracts over a period of time. By doing so, we are able to obtain large volumes of sales contracts in a cost-effective manner. For bulk purchases, our underwriting standards take into account principally the borrowers' payment history and the collateral value of the automobiles financed. These purchases are typically made at discounts ranging from 25% to 50% of the financed portion of the contract. Generally no dealer reserve arrangements are established with bulk purchases. In connection with bulk purchases, we review all credit evaluation information collected by the dealer and the servicing and collection history of the sales contracts.

We compete with others in used car financing primarily based on the price paid for used automobile sales contracts, which is a function of the amount of the dealer reserve, and the reliability of service to participating dealers. We generally do not compete based on the same type of used automobile to be financed because our competition concentrates their financing activities on late-model used automobiles purchased from franchised dealers rather than older-model used automobiles purchased from independent dealers, which is the target market of our used automobile sales financing activities. The size of our average used automobiles sales contract is considerably smaller than that of many other companies engaged in purchasing used automobiles sales contracts. We believe this is due in large part to the fact that most of our competitors are seeking to do business primarily with franchised dealers selling late-model, lower mileage used automobiles, coming off leases or which were rental cars, for significantly higher prices than the prices for automobiles offered for sale by the independent dealers with whom we have relationships. The independent dealers from whom we purchase used automobile sales contracts typically sell automobiles that tend to be somewhat older, higher mileage vehicles. Because the costs of servicing and collecting a portfolio of finance receivables increase with the number of accounts included in the portfolio, we believe that many apparent potential competitors will choose not to do business with independent dealers.

In connection with the origination of used automobile sales contracts, we offer, as agent, credit life, and credit accident and health insurance. Borrowers under sales contracts and direct loans secured by an automobile are required to obtain comprehensive and collision insurance on the automobile that designates us as loss payee. A loss payee is the person who receives insurance proceeds in the event an automobile is damaged in a collision. If the borrower allows the insurance to lapse during the term of the contract or loan, we will purchase a vendors' single interest insurance policy, which insures us against a total loss on the automobile. The cost of the premium will then be added to the borrower's account balance. We also offer, as agent limited physical damage insurance, which satisfies the requirement that the borrower purchase comprehensive and collision insurance.

Insurance Premium Finance. We provide short-term financing of insurance premiums purchased indirectly through independent insurance agents. The premiums are primarily for personal lines of insurance that are typically too high for a credit-impaired borrower to pay in six-month increments, such as automobile insurance. Financing the premium allows the insured to pay it in smaller increments, usually monthly. Most agents who refer premium finance business to us are located in North Carolina, South Carolina, and Virginia. A small amount of our business involves financing premiums for commercial lines of insurance for small businesses, including property and casualty, business automobile, general liability and workers' compensation. A substantial amount of our premium finance business is derived from customers of the 48 insurance offices owned and operated by Thaxton RBE, Inc.,("RBE") which is owned by Thaxton Group CEO James
D. Thaxton and members of his family.

When an individual purchases an insurance policy from an agent with whom we have a relationship, the agent will offer the opportunity to enter into a premium finance contract that allows the insured to make a down payment and finance the balance of the premium. The typical term of a premium finance contract ranges from three to eight months depending primarily upon the term of the underlying insurance policy. The required down payment ranges from 20% to 50% of the premium. We allow RBE to charge a smaller down payment. In those instances we are reimbursed for 100% of our credit losses incurred because of the low required down payments. We generally impose the maximum finance charges and late fees that applicable state law permits for premium finance contracts, which are extensively regulated in the states where we engage in this business. All of the states in which we operate permit assessment of a fee of up to $15 on each premium finance contract. Because we are able to cancel the insurance policy generally within a period of 22 to 28 days after the due date of a delinquent payment and receive a refund of the unearned portion of the premium, the creditworthiness of the insured is a less important factor than the size of the down payment and an efficient and effective system for servicing and collecting our portfolio of premium finance contracts.

Insurance Agency Activities. We sell, on an agency basis, various lines of automobile, property and casualty, life, and accident and health insurance. The insurance companies that we represent assume all underwriting risk on most of the policies we sell. The insurance company that issues a policy we sell pays us a commission based on a standard or negotiated schedule. We are eligible for additional commission payments from some of the companies we represent if the loss experience on the policies we sell for those companies falls below specified levels and the total premiums on such policies exceed a specified minimum. In 1998, we began selling a new program in North Carolina where we assumed limited underwriting risk on non-standard automobile collision insurance with minimum limits. In the fourth quarter of 1999, and throughout the first half of 2000, we expanded the sale of this policy into Arizona, New Mexico, and Colorado. This business was discontinued and sold to Thaxton Life Partners, Inc. ("TLP") on August 31, 2000.

Commercial Finance. In 1998, we began making commercial loans and offering factoring services to small business clients. Our commercial loans usually are secured, most often with real estate. In factoring, we advance funds to the client based upon the balance of designated accounts receivable due from their customers. The client then assigns or sells these receivables to us, notifies its customers to send payment directly to us and we collect the receivables and credit the amount advanced to the client. Generally, we advance to our factoring client 80% to 95% of the dollar value of each receivable, holding the difference in reserve. We charge a fee equal to one to four percent of the amount advanced for this service and may also charge interest on any uncollected balances. Almost all of our factoring contracts are with recourse, which allows us to charge any uncollected receivables back to the client after a period ranging from 60 to 90 days.

The Consumer Finance and Insurance Agency Industries

The segment of the consumer finance industry in which we operate is commonly called the "non-prime credit market." Our borrowers under direct loans and automobiles sales contracts typically have limited credit histories, low incomes or past credit problems. These borrowers generally do not have access to the same sources of consumer credit as borrowers with long credit histories, no defaults and stable employment because they do not meet the stringent objective credit standards that most traditional lenders use. The non-prime credit market for used automobile finance and loans is highly competitive and fragmented, consisting of national, regional and local competitors. Historically, commercial banks, savings and loans, credit unions, financing arms of automobile manufacturers, and other lenders providing traditional consumer financing have not consistently served this segment of the consumer finance market. Several large bank holding companies in an effort to recapture some of the customers their bank subsidiaries have traditionally rejected on the basis of their rigid credit scoring systems now serve the non-prime credit market through automobile finance subsidiaries. We also face increasing competition from a number of companies, including bank credit card companies, providing similar financing to individuals that cannot qualify for traditional financing. Many of these competitors or potential competitors have significantly greater resources than we do and have pre-existing relationships with established networks of dealers. To the extent that any of these lenders significantly expand their activities in the markets where we operate or plan to operate, our profitability could be threatened.

Although the primary service-providers in the premium finance industry are different than those who serve the non-prime credit market for direct loans and used automobile finance, credit-impaired borrowers also are the primary borrowers under premium finance contracts. Insurance companies that engage in direct writing of small independent finance companies like us are engaged in providing premium financing for personal lines of insurance purchased by credit-impaired borrowers through independent insurance agents. Because the rates they charge are highly regulated, these companies compete primarily on the basis of efficiency in providing the financing and servicing the loans. A significant number of independent insurance agents provide premium financing to their customers either directly or through affiliated entities. As banks are allowed to enter the insurance business, they also are increasingly engaging in the premium finance business.

Independent insurance agencies represent numerous insurance carriers and typically place a customer's business with the carrier whose combination of features and price best match the customer's needs. In comparison, direct agents represent only one carrier. Most carriers find the use of independent agencies to be a more cost-effective method of selling their products than using a direct agent force. Competition among independent insurance agencies is intense. Numerous other independent agencies operate in most of the markets where our insurance offices are located. Direct agents for various insurance companies located in some of our markets also compete with us. We compete primarily on the basis of service and convenience. We attempt to develop and maintain long-term customer relationships through low employee turnover and responsive service representatives and offer virtually all types of insurance products.

Banks and commercial finance companies dominate the commercial lending industry. Many banks, however, do not offer factoring services, and most banks do not make loans to the higher risk business clients that we finance. Most commercial finance companies engage in lending to larger businesses or engage in lending to specialized businesses. Our primary competition comes from independent factoring companies who, like us, specialize in smaller, higher risk clients.

Regulation

Consumer finance companies and insurance agents are extensively supervised and regulated under state and federal statutes and regulations. Depending upon the nature of a particular transaction and the state of residence of the borrower or the customer, we may be required to:

         o  Obtain licenses and meet specified minimum qualifications;
         o Limit the interest rates, fees, and other charges for which the borrower may be assessed;
         o Limit or prescribe specified other terms and conditions of the financing;
         o  Govern the sale and terms of insurance products; and
         o  Define and limit the right to repossess and sell collateral.

Federal and state laws also require us to provide various disclosures to prospective borrowers, prohibit misleading advertising, protect against discriminatory lending practices, and prohibit unfair credit practices. We believe we comply in all material respects with applicable governmental regulations. These requirements change frequently however, and we cannot be certain that future changes or modifications in these laws will not have a material adverse affect on our business with through increased compliance costs or prohibition or limitation of a profitable line of business.


EMPLOYEES

As of February 28, 2001, we employed 1,084 full-time employees and 98 part-time employees, none of whom was covered by a collective bargaining agreement. Of that total, 62 were located in the Company's headquarters in Lancaster, South Carolina and 1,120 were located in our other offices. We generally consider our relationships with our employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located in Lancaster, South Carolina in leased office facilities of approximately 28,000 square feet. The lease expires in August 2012, and includes an option to renew for an additional five-year term. We lease all of our branch office facilities. In some instances we lease these facilities from related parties. These offices range in size from approximately 800 square feet to 2,200 square feet Since most of our business with automobile dealers is conducted by facsimile machine and telephone, we do not believe that the particular locations of our finance offices are critical to our business of purchasing used automobile sales contracts or our premium finance operations. Location is somewhat more important for our direct loan and insurance agency operations. Other satisfactory locations are, however, generally available for lease at comparable rates and for comparable terms in each of our markets.

We currently have a total of 212 finance offices and 14 insurance agency offices in the following states.

                          Finance Offices                                           Insurance Agency Offices
                          ---------------                                           ------------------------

South Carolina...................................................... 82   South Carolina............................. 12
Texas............................................................... 45   North Carolina.............................  2
Mississippi......................................................... 24
Georgia............................................................. 21
Tennessee........................................................... 10
Kentucky............................................................  9
North Carolina......................................................  8
Ohio................................................................  7
Alabama.............................................................  2
Virginia............................................................  2
Oklahoma............................................................  2

ITEM 3. LEGAL PROCEEDINGS

We presently are not a party to any material legal proceedings nor is our management aware of any material threatened litigation against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Due to the relatively small number of shares held by non-affiliates, there is no active trading market for our common stock, although trades in the stock occur occasionally in the over-the-counter market. At March 15, 2001, there were 156 shareholders of record.

We have not paid any dividends on common stock during the last two fiscal years and we have no plans to pay any cash dividends on common stock in the foreseeable future. Our credit facilities restrict us from paying any cash dividends on common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL DEVELOPMENT, GROWTH AND TRENDS

We are a diversified consumer financial services company engaged in the origination and servicing of loans made to credit-impaired borrowers, used automobile lending through the purchase and servicing of used automobile sales contracts, insurance premium finance lending through the purchase of insurance premium finance contracts, selling insurance products on an agency basis, and the factoring of accounts receivable and the origination and servicing of small commercial loans to small and medium sized businesses. We were organized in 1985.

Recent Expansion Activities. We expanded our business significantly in 1998, 1999, and 2000, principally through acquisitions.

1998 Acquisitions. Our business expanded in 1998 with the addition of our commercial finance business and with the growth of our consumer finance and mortgage brokerage businesses. A wholly-owned subsidiary, Thaxton Commercial Lending, Inc., began our commercial finance business, which consists of making factoring and secured commercial loans to small and medium-sized businesses. We also increased the size of our consumer finance business in 1998 with the opening of consumer finance offices in Charlotte, North Carolina, Beaufort, South Carolina and the acquisition of Budget Financial Service, Inc.'s consumer finance offices in Amory and Aberdeen, Mississippi and in Vernon and Hamilton, Alabama. We also expanded into two lines of business which have been subsequently discontinued. In 1998, Thaxton Insurance acquired twenty-two non-standard insurance agency offices located in three southwestern states - Arizona, Nevada, and New Mexico. Also, we acquired Paragon, Inc. in November 1998. Paragon, Inc. was a mortgage banking company engaged in the origination, funding, and whole loan sale of primarily "B" and "C" credit quality residential mortgages.

1999 Acquisition of FirstPlus Consumer Finance offices. In February 1999, we acquired 144 consumer finance offices formerly owned by FirstPlus Consumer Finance, Inc. Originally, these offices were owned and operated by Thaxton Investment Corporation. Thaxton Investment was formed for the purpose of acquiring the FirstPlus Consumer Finance offices, and was wholly owned by James
D. Thaxton, who is our controlling shareholder, chairman, and chief executive officer. On November 8th, Thaxton Investment was merged into us under the terms of the Plan of Share Exchange Agreement dated as of September 30, 1999 among Thaxton Group, Thaxton Investment, Thaxton Operating Company, and Mr. James D. Thaxton. Mr. Thaxton, the sole shareholder of Thaxton Investment, transferred all of his shares of common stock of Thaxton Investment to us in exchange for 3,223,000 shares of our common stock. At the time of the merger, our management estimated that the aggregate fair market value of the common stock issued to Mr. Thaxton at approximately $30,000,000. Because we had been under common ownership and control with Thaxton Investment since February 1999, our acquisition of Thaxton Investment was accounted for at historical cost in a manner similar to pooling of interests accounting.

2000 Acquisition of Quick Credit. On August 18, 2000, we acquired all of the stock of Quick Credit Corporation, a consumer finance company with 25 branch offices located in South Carolina. The purchase price was $12.75 million in cash. This acquisition was accounted for as a purchase and resulted in goodwill of approximately $3.8 million, which is being amortized over 15 years.

Discontinued Operations. We discontinued the operations of two of our businesses in 2000.

Thaxton RBE. On March 1, 2000, we transferred all of the assets and liabilities of 32 insurance agency operations to a newly formed subsidiary, Thaxton RBE, Inc. The purpose of the transfer was to place the insurance operations in a separate entity to facilitate raising capital to fund the specialized non-standard automobile insurance business of Thaxton RBE. Immediately after the transfer, Thaxton Life Partners, Inc. acquired 90% of the equity of Thaxton RBE for $2 million. Thaxton Life Partners, Inc., is owned by James D. Thaxton, C.L. Thaxton, Sr., one of our directors, and other Thaxton family members.

During the third quarter of 2000, we decided to dispose of our remaining interest and investment in Thaxton RBE as soon as suitable financing for Thaxton RBE could be obtained. On August 31, 2000, Thaxton Life Partners arranged independent financing for Thaxton RBE, purchased our remaining 10% interest in Thaxton RBE and all amounts owed to us by Thaxton RBE were paid in full. We recorded a loss, net of income tax benefit, from operations of Thaxton RBE of $1,542,409 for the year ended December 31, 1999 and $374,683 for the year ended December 31, 2000. For additional information about the effects of the discontinued operations, see Note 13 to our consolidated financial statements for the years ended December 31, 1999 and 2000.

Paragon. In December 2000, our board of directors adopted a plan to discontinue the operations of the mortgage banking business conducted by Paragon, Inc. Paragon ceased operations in December of 2000, and its assets have either been sold or are being held for ultimate sale or disposal. We recorded a loss, net of income tax benefit, from the operations of Paragon of $100,355 for the year ended December 31, 1999 and $3,040,226 for the year ended December 31, 2000. For additional information about the effects of the discontinued operations, see
Note 13 to our consolidated financial statements for the years ended December 31, 1999 and 2000.

The following table sets forth certain information with regard to growth our finance receivable portfolio.

                                                                                                   Year Ended December 31,
                                                                                                   -----------------------
                                                                                                   2000              1999
                                                                                                   ----              ----
USED AUTOMOBILE SALES CONTRACTS
     Total balance at year end, net (1)                                                         $25,392,262       $26,870,193
     Average account balance at year end                                                              3,080             3,352
     Interest and fee income for the year                                                         7,244,212         7,928,282
     Average interest rate earned                                                                    28.53%            25.32%
     Number of accounts at year end                                                                   8,243             8,017

DIRECT LOANS
     Total balance at year end, net (1)                                                         141,259,621       121,963,490
     Average account balance at year end                                                                706               680
     Interest and fee income for the year                                                        51,186,088        38,227,767
     Average interest rate earned                                                                    37.71%            35.50%
     Number of accounts at year end                                                                 192,259           171,028

PREMIUM FINANCE CONTRACTS
     Total balance at year end, net (1)                                                           7,355,818         8,029,703
     Average account balance at year end                                                                511               548
     Interest and fee income for the year                                                         2,189,958         1,691,469
     Average interest rate earned                                                                    28.22%            25.65%
     Number of accounts at year end                                                                  14,395            14,649

COMMERCIAL LOANS
     Total balance at year end, net (1)                                                           3,935,945         3,440,166
     Average account balance at year end                                                             93,486           113,748
     Interest and fee income for the year                                                         1,060,693           632,636
     Average interest rate earned                                                                    29.06%            25.04%
     Number of accounts at year end                                                                      41                30

(1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases ("Net Finance Receivables").

  We believe the best opportunities for continued growth in our Used Automobile Sales Contract and Direct Loan portfolios lie in the opening or acquisition of new finance offices in small to medium-sized markets in the states where we presently operate and contiguous states that we believe to be under served by our competitors. We added six additional offices in 1998 (two offices were opened, and four were added through acquisition), and acquired 144 offices via a purchase in 1999, and 25 offices via a purchase in 2000. While there are certain risks associated with such expansion, we believe that our ability to identify and retain finance office management personnel having established relationships with local independent dealers, our expertise in extending and servicing credit to Non-prime Borrowers, and other factors will enable us to manage anticipated growth in our finance office network and in our Used Automobile Sales Contract and Direct Loan portfolios. We periodically may make bulk purchases of Used Automobile Sales Contracts if such purchases are deemed beneficial to our competitive position and portfolio mix and will seek opportunities to expand our network of insurance offices primarily through the acquisition of independent insurance agencies.

NET INTEREST MARGIN

The principal component of our profitability is our net interest spread, which is the difference between interest earned on finance receivables and interest expense paid on borrowed funds. Statutes in some states regulate the interest rates that we may charge our borrowers while interest rates in other states are unregulated and, consequently, competitive market conditions establish these rates. Significant differences exist in the interest rates earned on the various components of our finance receivable portfolio. The interest rate earned on used automobile sales contracts generally is lower than the interest rates earned on direct consumer loans due to competition from other lenders, superior collateral, and longer terms. The interest rates earned on premium finance contracts are state regulated and vary based on the type of underlying insurance and the term of the contract.

Unlike our interest income, our interest expenses are sensitive to general market fluctuations in interest rates. The interest rates paid to our primary lender, FINOVA, are based upon a published prime rate plus set percentages. Thus, general market fluctuations in interest rates directly impact our cost of funds. Our general inability to increase the interest rates earned on finance receivables may impair our ability to adjust to increases in the cost of funds resulting from changes in market conditions. Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rates spreads and increase profitability.

The following table presents important data relating to our net interest margin for the years ended December 31, 2000 and 1999.

                                                                                             2000              1999
                                                                                             ----              ----
         Average Net Finance Receivables (1)                                            $169,390,119      $162,784,651
         Average notes payable(1)                                                        200,221,483       191,663,621
         Interest and fee income (2)                                                      65,614,280        59,140,308
         Interest expense (3)                                                             20,124,545        17,146,411
                                                                                          ----------        ----------
         Net interest income                                                              45,489,735        41,993,897
         Average interest rate earned(1)                                                      38.74%            36.33%
         Average interest rate paid(1)                                                        10.05%             8.95%
                                                                                              ------             -----
         Net interest rate spread                                                             28.69%            27.38%
         Net interest margin(4)                                                               26.86%            25.80%

(1)      Averages are computed using month-end balances during the year presented
(2)      Excludes interest and fee income earned by Thaxton Insurance.
(3)      Excludes interest expense paid on Thaxton Insurance related debt.
(4)      Net interest margin represents net interest income divided by average Net Finance Receivables.


RESULTS OF OPERATIONS

COMPARISON OF 2000 TO 1999. Finance receivables at December 31, 2000 were 177,944,000 versus 160,304,000 at December 31, 1999, an 11% increase. This was due in part to the acquisition of QuickCredit in August of 2000 along with growth in our portfolio.

Unearned interest at December 31, 2000 was $39,659,000 versus $38,034,000 at December 31, 1999, a 4% increase.

The allowance for credit losses increased to $11,631,000 at December 31, 2000 versus $10,661,000 at December 31, 1999, a 9% increase. Credit losses increased to $16,052,000 for 2000 versus $13,461,000 for 1999, an increase of 19%.

Interest and fee income for the twelve months ended December 31, 2000 was $65,614,000 compared to $59,140,000 for the twelve months ended December 31, 1999, a 10.9% increase. This increased because of an increase in receivables due to the acquisition of Quick Credit and growth of the portfolio. Interest expense also increased to $20,961,000 for the twelve months ended December 31, 2000 versus $17,146,000 for the comparable period of 1999, an increase of 22.2%. This is due to an increase in notes payable along with an increase in interest rates.

Provision for credit losses increased significantly between years, from $11,938,000 in 1999 to $14,658,000 in 2000, or a 23% increase. This is due to growth in the portfolio and the addition of Quick Credit.

Insurance premiums and commissions net of insurance cost increased to $16,278,000 for the twelve months ended December 31, 2000 from $12,665,000 for the comparable period of 1999, a 28.0% increase. This was primarily due to increased sales of insurance products to borrowers, brought about by management emphasis on this product line, and increased revenue and insurance commissions from the Thaxton Insurance agency offices. Other income increased from $2,125,000 for the twelve months ended December 31, 1999 to $2,989,000 for the comparable period of 2000.

Total operating expenses increased from $42,301,000 for the twelve months ended December 31, 1999 to $49,109,000 for the comparable period of 2000, a 16% increase. This was due to a full year of expense in 2000 opposed to 11 months of the Thaxton Investment Corporation expense, along with the addition of Quick Credit and normal growth.

For the twelve months ended December 31, 2000, The Company generated a pretax profit from continuing operations of $153,360, and a net loss of $3,811,549 as compared to pretax income from continuing operations of $2,545,272 and a net loss of $355,190 for the comparable period of 1999.

Stockholders' equity decreased from $9,803,000 at December 31, 1999 to $3,759,000 at December 31, 2000 as a result of the Company's loss, repurchase of $1.5 million in preferred stock in connection with the TLP purchase of RBE, and payment of $700,000 in preferred dividends.

CREDIT LOSS EXPERIENCE

Provisions for credit losses are charged to income in amounts sufficient to maintain this allowance at a level considered adequate to cover the expected future losses of principal and interest in the existing finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral, and management's judgment are factors used in assessing the overall adequacy of the allowance and resulting provision for credit losses. Our reserve methodology is designed to provide an allowance for credit losses that, at any point in time, is adequate to absorb the charge-offs expected to be generated by the finance receivable portfolio, based on events or losses that have occurred or are known to be inherent in the portfolio. The model utilizes historical charge-off data to predict the charge-offs likely to be generated in the future by the existing finance receivable portfolio. The model takes into consideration overall loss levels, as well as losses by originating office and by type, and develops historical loss factors which are applied to the current portfolio. In addition, changes in dealer and bulk purchase reserves are reviewed for each individual dealer and bulk purchase, and additional reserves are established for any dealer or bulk purchase if coverage is deemed to have declined below adequate levels. Our charge-off policy is based on an account by account review of delinquent receivables. Losses on finance receivables secured by automobiles are recognized at the time the collateral is repossessed. Other finance receivables are charged off when they become contractually past due 180 days, unless extenuating circumstances exist leading management to believe such finance receivables will be collectible. Finance receivables may be charged off prior to the normal charge-off period if management deems them to be uncollectible.

Under our dealer reserve arrangements, when a dealer assigns a used automobile sales contract to us, we withhold a certain percentage of the principal amount of the contract, usually between five and ten percent. The amounts withheld from a particular dealer are recorded in a specific reserve account. Any losses incurred on used automobile sales contracts purchased from that dealer are charged against its specific reserve account. If at any time the balance of a dealer's specific reserve account exceeds the amount derived by applying the withheld percentage to the total amount of principal and interest due under all outstanding used automobile sales contracts purchased from the dealer, the dealer is entitled to receive distributions from the specific reserve account in an amount equal to the excess. If we continue to purchase used automobile sales contracts from a dealer, distributions of excess dealer reserves generally are paid quarterly. If we do not continue to purchase used automobile sales contracts from a dealer, distributions of excess dealer reserves are not paid out until all used automobile sales contracts originated by that dealer have been paid in full. The aggregate balance of all specific reserve accounts, including unpaid excess dealer reserves, are reflected in the balance sheet as a reduction of finance receivables. Our allowance for credit losses is charged only to the extent that the loss on a used automobile sales contract exceeds the originating dealer's specific reserve account at the time of the loss.

We periodically purchase used automobile sales contracts in bulk. In a bulk purchase arrangement, we typically purchase a portfolio of used automobile sales contracts from a dealer at a discount to par upon our management's review and assessment of the portfolio. This discount is maintained in a separate account against which losses on the bulk portfolio purchased are charged. To the extent losses experienced are less than the discount, the remaining discount is accreted into income.

The following table sets forth our allowance for credit losses and credit loss experience at or over the periods presented.

                                                                                             2000              1999
                                                                                             ----              ----
Net finance receivables (1)                                                             $185,638,256       $167,524,725
Allowance for credit losses                                                               11,630,555         10,661,339

Allowance for credit losses as a percentage of net finance receivables (1)                     6.27%              6.36%
Dealer reserves and discounts on bulk purchases                                              858,176            704,657
Dealer reserves and discounts on bulk purchases as percentage of Net Automobile
Sales Contracts at period end                                                                  3.38%              2.62%

Allowance for credit losses and dealer reserves and discount on bulk purchases (2)        12,488,731         11,365,996
Allowance for credit losses and dealer reserves as a percentage of finance
receivables                                                                                    6.73%              6.78%
Provision for credit losses                                                               14,657,930         11,937,679
Charge-offs (net of recoveries)                                                           14,526,731         12,263,478
Charge-offs (net of recoveries) as a percentage of average net finance
receivables (3)                                                                                7.83%              7.32%

(1) Net finance receivable balances are presented net of unearned finance charges, net unearned insurance premiums, dealer holdbacks and bulk purchase discounts, deferred loan costs, and exclude mortgage warehoused loans and commercial finance receivables.
(2)    Excludes valuation discount for acquired loans
(3)    Average net receivables computed using month end balances


The following table sets forth certain information concerning our premium finance contracts at the end of the periods indicated:

                                                                                                  At December 31,
                                                                                                  ---------------
                                                                                              2000              1999
                                                                                              ----              ----
Premium finance contracts contractually past due 60 days or more(1)                       $1,001,108           $499,801

Premium finance contracts outstanding(1)                                                   7,355,818          8,029,703
Premium finance contracts  contractually  past due 60 days or more as a percentage
of premium finance contracts                                                                  13.61%              6.22%

 (1)  Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations through cash flow from operations and borrowings under revolving credit facilities with FINOVA Capital Corporation ("FINOVA") and the sale of subordinated notes.

Our credit facility with FINOVA, as amended on April 4, 2001, comprises a term loan of $23.8 million, and a revolving credit line used to finance consumer receivables. Maximum borrowings under the revolving credit line are limited to the lesser of $157 million, or 85% of eligible consumer finance receivables as defined by the agreement.

Advances under the term loan accrue interest at the prime rate + 2%; advances under the revolving credit line accrue interest at the prime rate + 1%. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as FINOVA may select. The credit facility matures in 2004. The interest rates are adjusted monthly to reflect fluctuations in the designated prime rate. Accrued interest on borrowings is payable monthly. Under this facility, principal is due in full on the maturity date and can be prepaid without penalty. Substantially all of our and our subsidiaries' assets secure this revolving credit facility, which require us to comply with restrictive covenants, including financial condition covenants.

As of April 4, 2001, the first day of the revised facility, $23,850,000 was outstanding on our term loan. This loan amortizes with twenty-three equal monthly principal and interest payments of $600,000, with the remaining principal balance due one month thereafter.

As of April 4, 2001, $138.0 million was outstanding under our revolving credit line. An additional $14.3 million was available under the terms of this agreement to borrow against existing collateral., with $19.0 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of April 4, 2001, the interest rates for borrowings were 9% for the revolving credit line, and 10% for the term loan.

FINOVA has filed for Chapter 11 protection under the US Bankruptcy laws. Currently, a plan is before the bankruptcy trustee which provides for the orderly takeover of control of the company by a joint venture company owned by Berkshire Hathaway Inc., and Leucadia National Corporation. As noted above, our lending facility has just been amended, and our contract expiration date of 2004 been re-confirmed. All indications are that the plan will be accepted, and an orderly transition of ownership will be in place.

Beginning in March 1998, we registered under the Securities Act of 1933, as amended, a continuous offering of up to $50 million of subordinated notes which are sold primarily to individual investors in South Carolina, Ohio, and North Carolina. The maturities of the notes range from a daily (or demand) note to a sixty month note. Interest rates vary in accordance with the fixed rates offered by us from time to time. The notes are currently offered at rates ranging from 6.5% to 7.75%. As of February 28, 2001, approximately $55.8 million of notes were outstanding, all of which were issued under this federal registration or under predecessor intra-state offerings of subordinated notes. The net proceeds from the sale of these notes are used to temporarily reduce the borrowings under our credit facilities with FINOVA.

In connection with the FirstPlus acquisition, we assumed $2.2 million of subordinated notes issued by Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in our name. The note agreement contained an interest coverage ratio restrictive covenant, which we did not meet at December 2000. We are confident that we have adequate availability under our primary credit facility to borrow adequate funds to liquidate this note, if required.

Management believes that the maximum borrowings available under our credit facilities with FINOVA, the net proceeds from the continued sale of subordinated notes, together with cash expected to be generated from operations, will provide the resources necessary to fund our liquidity and capital needs through 2001.

Cash flows from financing activities during the years ended December 31, 2000 and 1999 were as follows:

 Cash flows from financing activities:                                                   2000            1999
                                                                                         ----            ----
     Notes payable to affiliates                                                      $(491,072)      $(287,918)
     Repurchase of common stock                                                          (7,735)     (1,328,591)
     Dividends paid                                                                    (723,886)       (734,012)
     Net increase in notes payable                                                    25,936,592      51,757,792
     Proceeds from sale of Thaxton RBE stock by Thaxton RBE                            2,000,000               -
     Repurchase of preferred stock                                                   (1,500,000)       (708,500)
                                                                                     -----------       ---------
 Net cash provided by financing activities                                            25,213,899      48,698,771
                                                                                      ----------      ----------

IMPACT OF INFLATION AND GENERAL ECONOMIC CONDITIONS

Although we do not believe that inflation directly has a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. Because we borrow funds on a floating rate basis and generally extend credit at fixed interest rates, increased interest rates would increase our cost of funds and could materially impair our profitability. We intend to explore opportunities to fix or cap the interest rates on all or a portion of its borrowings. We can , however, give no assurance that fixed rate or capped rate financing will be available on terms acceptable to us. Inflation also may affect our operating expenses. Other general economic conditions in the United States could affect our business, including economic factors affecting the ability of our customers or prospective customers to purchase used automobiles and to obtain and repay loans.

Accounting Matters

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS No. 133 effective January 1, 2001. We do not anticipate the adoption of the provisions of SFAS No. 133 will have a material impact on our financial position and results of operations.
SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and supersedes SFAS No. 125. SFAS No. 140 establishes accounting and reporting requirements for the transfers and servicing of financial assets and the extinguishments of liabilities. The provisions of SFAS No. 140 are effective for transfers of financial assets occurring after March 31, 2001, applied prospectively. The Company expects that adopting the provisions of this statement will not have a material impact on the consolidated financial statements of the Company.

ITEM 7. FINANCIAL STATEMENTS

















                             THE THAXTON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                  (WITH INDEPENDENT AUDITORS' REPORTS THEREON)

                          Independent Auditors' Report





The Board of Directors
The Thaxton Group, Inc.

We have audited the accompanying consolidated balance sheets of The Thaxton Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Thaxton Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                               Cherry, Bekaert & Holland, L.L.P.


Charlotte, North Carolina
March 27, 2001, except for notes 7 and 10 as to which the date is April 4, 2001

                             THE THAXTON GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                                                                             2000              1999
                                                                                             ----               ----
Assets
------

Cash                                                                                       $4,482,553         $2,036,104
Finance receivables, net                                                                  177,943,646        160,303,552
Premises and equipment, net                                                                 5,011,856          4,467,092
Accounts receivable                                                                         2,154,637          1,867,073
Repossessed automobiles                                                                       291,057            131,908
Deposit                                                                                     6,230,000                  -
Goodwill and other intangible assets                                                       34,812,558         31,362,838
Other assets                                                                                9,640,640         10,004,071
Assets of discontinued operations                                                           6,981,166         22,466,144
                                                                                            ---------         ----------

Total assets                                                                             $247,548,113       $232,638,782
                                                                                         ============       ============

Liabilities and Stockholders' Equity

Liabilities
Accrued interest payable                                                                   $2,627,987         $2,174,397
Notes payable                                                                             232,605,414        209,542,862
Notes payable to affiliates                                                                         -            491,072
Accounts payable                                                                            3,173,686          2,658,013
Employee savings plan                                                                         627,702          1,328,998
Other liabilities                                                                           4,377,271          4,220,215
Liabilities of discontinued operations                                                        376,643          2,420,646
                                                                                              -------          ---------

Total liabilities                                                                         243,788,703        222,836,203
                                                                                          -----------        -----------

Stockholders' Equity

Preferred Stock  $.01 parvalue:
  Series A:  400,000 shares authorized; issued and outstanding
    10,440 shares in 2000,  160,440 shares in 1999; liquidation
    value $104,400 in 2000                                                                        104              1,604
  Series C: 50,000 shares authorized issued and outstanding
    in 2000 and 1999; liquidation value $500,000 in 2000 and 1999                                 500                500
  Series E: 800,000 shares authorized, issued and outstanding
    in 2000 and 1999; liquidation value $8,000,000 in 2000 and 1999                             8,000              8,000

Common stock, $.01 par value, 50,000,000 shares authorized; issued
and outstanding 6,974,355 shares in 2000; 6,975,359 shares in 1999                             69,743             69,753
Additional paid-in-capital
Accumulated deficit                                                                         8,610,549         10,116,774
                                                                                          (4,929,486)          (394,052)
                                                                                          -----------          ---------
Total stockholders' equity                                                                  3,759,410          9,802,579
                                                                                            ---------          ---------

Total liabilities and stockholders' equity                                               $247,548,113       $232,638,782
                                                                                         ============       ============


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                        Consolidated Statements of Income
                     Years Ended December 31, 2000 and 1999

                                                                                         2000                1999
                                                                                         ----                ----
Interest and fee income                                                              $65,614,280          $59,140,308
Interest expense                                                                      20,961,465           17,146,411
                                                                                      ----------           ----------

Net interest income                                                                   44,652,815           41,993,897
Provision for credit losses                                                           14,657,930           11,937,679
                                                                                      ----------           ----------

Net interest income after provision for credit losses                                 29,994,885           30,056,218
Other income:
Insurance premiums and commissions, net                                               16,278,342           12,665,060
Other income                                                                           2,989,161            2,124,524
                                                                                       ---------            ---------

Total other income                                                                    19,267,503           14,789,584
                                                                                      ----------           ----------
Operating expenses:
  Compensation and employee benefits                                                  28,835,698           24,200,282
  Telephone, computers                                                                 2,134,435            2,072,725
  Net occupancy                                                                        5,615,002            5,352,364
  Reinsurance claims expense                                                           1,033,113            1,142,724
  Advertising                                                                          2,494,271            1,736,786
  Collection expense                                                                     245,644              312,894
  Travel                                                                               1,201,653              960,865
  Professional fees                                                                      834,026              732,926
  Office expense                                                                       2,567,289            1,933,741
  Amortization expense                                                                 2,173,879            1,512,262
  Other                                                                                1,974,018            2,342,961
                                                                                       ---------            ---------
Total operating expenses                                                              49,109,028           42,300,530
                                                                                      ----------           ----------

Income from continuing operations before income tax expense                              153,360            2,545,272
Income tax expense                                                                       550,000            1,257,698
                                                                                         -------            ---------
Net income (loss) from continuing operations                                         $ (396,640)          $ 1,287,574
                                                                                     -----------          -----------
Discontinued operations (Note 13)
Loss from operations of discontinued Paragon division(less benefit from
income taxes of $1,226,000 in 2000 and $51,698 in 1999)                              (3,040,226)            (100,355)
Loss from operations of discontinued non-standard division (less
benefit from income taxes of $193,000 in 2000 and $716,000 in 1999)                    (374,683)          (1,542,409)
Net loss                                                                             (3,811,549)            (355,190)

Dividends on preferred
stock                                                                                    723,886             734,012
                                                                                         -------             -------

Net loss applicable to common shareholders                                          $(4,535,435)         $(1,089,202)
                                                                                    ============         ============

Net income (loss) per common share--basic and diluted                                     (0.65)               (0.16)
  From continuing operations                                                              (0.16)                 0.09
  From discontinued operations                                                            (0.49)               (0.25)


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2000 and 1999

                                                                                          Additional                       Total
                                                                Common     Preferred       Paid-in        Retained     Stockholders'
                                                                 Stock       Stock         Capital        Earnings         Equity
                                                                 -----       -----         -------        --------         ------
 Balance at December 31, 1998                                  $38,852      $10,813    $12,184,057       $695,150      $12,928,872

Purchase and retirement of 132,859 shares of common stock      (1,329)            -    (1,327,262)              -      (1,328,591)
Repurchase of 14,574 shares of Series A Preferred Stock              -        (146)      (145,594)              -        (145,740)
Repurchase of 56,276 shares of Series D Preferred Stock              -        (563)      (562,197)              -        (562,760)
Issuance of 3,223,000 shares of common stock for purchase
of Thaxton Investment Corporation                               32,230            -       (32,230)              -               -
Dividends paid on preferred stock                                    -            -              -       (734,012)       (734,012)

Net loss                                                             -            -              -       (355,190)       (355,190)
                                                            ----------   ----------    -----------    -----------       ----------


 Balance at December 31, 1999                                  $69,753      $10,104    $10,116,774      $(394,052)      $9,802,579
                                                            ----------   ----------    -----------    -----------       ----------

Purchase and retirement of 974 shares of common stock             (10)            -        (7,725)              -          (7,735)
Repurchase of 1,500 shares of Series A preferred stock               -      (1,500)    (1,498,500)              -      (1,500,000)
Dividends paid on preferred stock                                    -            -              -      (723,885)        (723,885)

Net loss                                                             -            -              -    (3,811,549)      (3,811,549)
                                                            ----------   ----------    -----------   ------------      -----------

Balance at December 31, 2000                                   $69,743       $8,604     $8,610,549   $(4,929,486)       $3,759,410
                                                            ==========   ==========    ===========   ============       ==========


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2000 and 1999

                                                                                      2000            1999
                                                                                      ----            ----
 Cash flows from operating activities:
 Net loss                                                                          $ (3,811,549)     $ (355,190)
 Adjustments to reconcile net income to
 net cash provided by operating activities
     Provision for credit losses                                                      14,657,930      11,937,679
     Depreciation and amortization                                                     5,308,745       3,415,392
     Deferred taxes                                                                    (310,000)       (709,934)
     Increase in accounts receivable                                                   (840,916)     (4,325,344)
     Decrease (increase) in other assets                                             (4,526,138)     (4,716,880)
     Increase (decrease) in accrued interest payable and other liabilities             5,320,368       6,381,914
                                                                                       ---------       ---------
 Net cash provided by operating activities                                            15,798,440      11,627,637
                                                                                      ----------      ----------

 Cash flows from investing activities:
     Net increase in finance receivables                                            (18,071,663)    (15,050,941)
     Capital expenditures for premises and equipment                                 (2,375,869)     (1,595,729)
     Proceeds from sale of Thaxton RBE                                                    75,000               -
     Cash paid for deposit with Voyager                                              (6,230,000)               -
     Acquisitions, net of acquired cash equivalents                                 (11,963,358)    (42,424,498)
                                                                                    ------------    ------------
 Net Cash used by investing activities                                              (38,565,890)    (59,071,168)
                                                                                    ------------    ------------

 Cash flows from financing activities:
     Notes payable to affiliates                                                       (491,072)       (287,918)
     Repurchase of common stock                                                          (7,735)     (1,328,591)
     Dividends paid                                                                    (723,886)       (734,012)
     Net increase in notes payable                                                    25,936,592      51,757,792
     Proceeds from sale of Thaxton RBE stock by Thaxton RBE                            2,000,000               -
     Repurchase of preferred stock                                                   (1,500,000)       (708,500)
                                                                                     -----------       ---------
 Net cash provided by financing activities                                            25,213,899      48,698,771
                                                                                      ----------      ----------

 Net increase in cash                                                                  2,446,449       1,255,240
 Cash at beginning of period                                                           2,036,104         780,864
                                                                                       ---------         -------
 Cash at end of period                                                               $ 4,482,553     $ 2,036,104
                                                                                     ===========     ===========

 Supplemental disclosures of cash flow information:
 Cash paid during the period for:
         Interest                                                                     20,507,875      16,825,179
         Income taxes                                                                    924,404           2,011

Total Non-cash Activities
Investing: Non-cash portion of acquisitions                                                          (2,584,260)
Financing:  Portion of Acquisition financed by note to seller                                          2,584,260


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---  ------------------------------------------
The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina. The Company operates consumer finance branches in 11 states, primarily under the names of TICO Credit, Southern Finance, and Covington Credit. The Company also operates insurance agency branches in two states located in the southeast and southwest. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. ("Thaxton Insurance"), which was acquired by the Company in 1996. The Company provides reinsurance through wholly owned subsidiaries, TICO Reinsurance, Ltd. ("TRL"), Fitch National Reinsurance, Ltd., Soco Reinsurance, Inc., and Thaxton Reinsurance, Inc. Through a wholly owned subsidiary, Paragon, Inc., the Company was also engaged in mortgage banking, originating mortgage loans to individuals. The Company sold the majority of all mortgage loans it originated to independent third parties. Through another wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Earnings Per Share: The Company adopted the provisions of SFAS 128, "Earning per Share" ("EPS") in 1997. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents calculated based upon the average market price. Common stock equivalents consist of preferred stock that is convertible to common stock.

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

Fair Value of Financial Instruments: Substantially all financial assets of the Company are short term in nature and all liabilities are substantially at variable rates of interest. As such, the carrying values of these financial assets and liabilities approximate their fair value. A small percentage of subordinated notes payable are at fixed rates, with terms up to sixty months in maturity. For these liabilities, an evaluation is made annually to assess the fair value of these liabilities related to the carrying value.

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

Deposit: The Company maintains a deposit with an AM Best rated "A" insurance carrier to serve as security for insurance reserves of its wholly owned credit insurance re-insurance subsidiaries. The deposit earns interest at the rate of 100 basis points above the 12-month Treasury Bill rate. The rate is fixed for 12 months, adjusted annually on November 1st.

Loans Held For Sale: Loans held for sale include certain mortgage loans and are carried at the lower of aggregate cost or market value.

Other Comprehensive Income: Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is divided into net income and other comprehensive income. There were no items of other comprehensive income in 2000 or 1999.

Loans/Impairment: Finance receivables are classified as nonaccrual, and the accrual of interest is discontinued, when the contractual payment of principal and interest has become 180 days past due or when, in management's judgment, principal or interest is not collectible in accordance with the terms of the obligation. Cash receipts on non accrual loans are applied to principal. Interest recognition resumes when the loan returns to performing status. The Company evaluates impairment of finance receivables on a collective basis by pools of homogenous loans.

Reclassifications: Certain amounts in the 1999 financial statements have been reclassified in order to conform to the 2000 presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS No. 133 effective January 1, 2001. We do not anticipate the adoption of the provisions of SFAS No. 133 will have a material impact on our financial position and results of operations.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and supersedes SFAS No. 125. SFAS No. 140 establishes accounting and reporting requirements for the transfers and servicing of financial assets and the extinguishments of liabilities. The provisions of SFAS No. 140 are effective for transfers of financial assets occurring after March 31, 2001, applied prospectively. The Company expects that adopting the provisions of this statement will not have a material impact on the consolidated financial statements of the Company.

(2)    Business Combinations
----------------------------

On August 18, 2000, the Company acquired all of the stock of Quick Credit Corporation, a consumer finance company with 25 branch offices located in South Carolina. The purchase price was $12.75 million in cash. This acquisition was accounted for as a purchase and resulted in goodwill of approximately $3.8 million which is being amortized over 15 years.

On February 1, 1999, the Company's CEO and majority shareholder purchased approximately 144 consumer finance offices from FirstPlus Consumer Finance, Inc., and operated those offices in Thaxton Investment Corporation ("TIC"), a corporation set up for that purpose. The purchase price paid was $49.4 million, including a cash payment of $46.5 million, with the balance in notes and amounts payable to FirstPlus. The note payable arising from the purchase was paid in full prior to December 31, 1999. This acquisition, which was accounted for as a purchase, resulted in goodwill in the amount of $29.5 million, which is being amortized over 20 years. At the time of the acquisition, Thaxton Investment Corp. was a private corporation, with Mr. Thaxton as the sole shareholder. TIC operated independently from the Company from February 1, 1999 through November 8, 1999. On November 8th, the Company acquired TIC in exchange for 3,223,000 shares of the Company's common stock. Because TIC and the Company had been under common ownership and control since February, 1999, the Company's acquisition of TIC was accounted for at historical cost in a manner similar to pooling of interests accounting.

On March 1, 1999, the Company acquired all of the assets of four insurance agencies, operating from nine branch locations, in Colorado and Arizona, for a total purchase price of approximately $1.6 million. The purchase was allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of $1,488,000 has been recorded as goodwill and is being amortized on a straight line basis over 20 years.

On July 1, 1999, the Company acquired all of the stock of U. S. Financial Group Agency, Inc., ("USFG"), an insurance general agency located in Virginia. The purchase price of $1.1 million included a cash payment of $300,000, and the balance due in a 6% note payable maturing in July 2001. This acquisition resulted in $1 million of goodwill and other intangible assets being recorded, which are being amortized over 20 years.

On October 1, 1999, the Company acquired the assets of a business operating as American United Insurance Agency. The purchase price of $1.5 million included a cash payment of $900,000, and $600,000 of 8% notes maturing in December 2000. The acquisition resulted in $1.4 million of goodwill and other intangible assets being recorded, which are being amortized over 20 years.

(3)  Finance Receivables
------------------------

Finance receivables consist of the following at December 31, 2000 and 1999:

                                                                                         2000                 1999
                                                                                         ----                 ----
Automobile Sales Contracts                                                          $31,196,711           $33,138,025
Direct Loans                                                                        163,337,432           140,704,637
Mortgage Loans                                                                       29,908,119            27,524,828
Premium Finance Contracts                                                             7,527,689             8,362,591
Commercial Loans                                                                      3,935,945             3,440,166
                                                                                      ---------             ---------

          Total finance receivables                                                 235,905,896           213,170,247

Unearned interest                                                                  (39,658,705)          (38,034,011)
Unearned insurance premiums, net                                                    (8,190,021)           (5,093,288)
Valuation discount for acquired loans                                                         -              (93,534)
Dealer Holdback and Bulk purchase discount                                            (858,176)             (704,657)
Allowance for credit losses                                                        (11,630,555)          (10,661,339)
Deferred Loan Cost, net                                                               2,375,207             1,720,134
                                                                                      ---------             ---------

          Finance receivables, net                                                 $177,943,646          $160,303,552
                                                                                   ============          ============

Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer or other retailer will assign receivables to us on a loan-by-loan basis, typically at par. We will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $18,204,448 and $858,176, respectively, at December 31, 2000 and approximately $26,870,000 and $704,657, respectively, at December 31, 1999.

At December 31, 2000, there were no significant concentrations of receivables in any type of property or to one borrower. These receivables are pledged as collateral for a line of credit agreement (see note 7).

Changes in the allowance for credit losses for the years ended December 31, 2000 and 1999 are as follows:

                                                                                                   2000              1999
                                                                                                   ----              ----
              Beginning balance                                                                $10,661,339         $4,710,829
              Valuation allowance for acquired loans                                               838,017          6,276,309
              Provision for credit losses                                                       14,657,930         11,937,679

              Charge-offs                                                                     (16,052,319)       (13,461,390)
              Recoveries                                                                         1,525,588          1,197,912
                                                                                                 ---------          ---------
              Net charge-offs                                                                 (14,526,731)       (12,263,478)
                                                                                              ------------       ------------

              Ending balance                                                                   $11,630,555        $10,661,339
                                                                                               ===========        ===========

Our loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, we estimate that fair value of the finance receivables is not materially different from carrying value.

(4)  Premises and Equipment
----------------------------

A summary of premises and equipment at December 31, 2000 and 1999 follows:

                                                                                                    2000               1999
                                                                                                    ----               ----
       Leasehold improvements                                                                     $2,159,214         $1,867,214
       Furniture and fixtures                                                                      2,721,965          2,481,483
       Equipment and automobiles                                                                   7,658,183          7,071,238
                                                                                                   ---------          ---------

                     Total cost                                                                   12,539,362         11,419,935
       Accumulated depreciation                                                                    7,527,506          6,952,843
                                                                                                   ---------          ---------

                     Net premises and equipment                                                   $5,011,856         $4,467,092
                                                                                                  ==========         ==========


Depreciation expense was approximately $1,538,000 and $1,374,000 in 2000 and 1999, respectively.


(5)  Intangible Assets
----------------------

Intangible assets consist of the following at December 31, 2000 and 1999:

                                                                                                       2000             1999
                                                                                                       ----             ----
             Covenants not to compete                                                                $ 102,022        $102,022
             Goodwill and purchase premium                                                          37,578,496      32,222,389
             Insurance expirations                                                                   1,890,301       1,890,301
                                                                                                     ---------       ---------

                          Total cost                                                                39,570,819      34,214,712

             Less accumulated amortization                                                           4,758,261       2,851,874
                                                                                                     ---------       ---------

                          Intangible assets, net                                                   $34,812,558     $31,362,838
                                                                                                   ===========     ===========

The Company acquired the majority of the intangibles in connection with our acquisition of FirstPlus Consumer Finance. Amortization expense was approximately $2,174,000 and $1,512,000 in 2000 and 1999, respectively.

(6)  Leases
-----------

The Company conducts all of its operations from leased facilities. It is expected that in the normal course of business, leases that expire will be renewed at our option or replaced by other leases or acquisitions of other properties. Total rental expense was approximately $3,100,000 in 2000 and $2,193,000 in 1999. The future minimum lease payments under noncancelable operating leases as of December 31, 2001, are as follows:


                  2001                                                $2,370,350
                  2002                                                 2,129,684
                  2003                                                 1,445,224
                  2004                                                   918,683
                  2005                                                   459,719
                  Thereafter                                           1,609,009
                                                                       ---------
                  Total minimum lease payments                        $8,932,669
                                                                      ==========

Related parties own six of the office buildings in which the Company conducts business. These premises are leased to the Company for a total monthly rental of approximately $3,500.

(7)  Notes Payable and Notes Payable to Affiliates
---------------------------------------------------

At December 31, 2000 and 1999, notes payable consist of the following:

                                                                                                           2000             1999
                                                                                                            ----            ----
Senior Notes Payable/Lines of Credit                                                                    $178,278,386    $163,370,892
Subordinated Notes payable to individuals with varying maturity dates and rates ranging from
5 1/4% to 12%                                                                                             51,721,405      43,411,543
Other subordinated notes payable to companies with varying maturity dates and rates ranging from
4 1/4% to 10%                                                                                              2,605,623       2,760,427
                                                                                                           ---------       ---------

Total notes payable                                                                                     $232,605,414    $209,542,862
                                                                                                        ============    ============
Subordinated Note payable to affiliates, with varying maturity dates and rates ranging from
6 1/4% to 10%                                                                                                     $0        $491,072
                                                                                                                  ==        ========

A schedule of maturities of long-term debt is as follows:

                            Year Ending
                           December 31,                         Amount
                           ------------                         ------
                                   2001                    $21,672,422
                                   2002                     19,014,004
                                   2003                      2,164,687
                                   2004                    187,370,567
                                   2005                      2,305,334
                             Thereafter                         78,400
                                                                ------

                                  Total                   $232,605,414
                                                          ============


Our credit facility with FINOVA, as amended on April 4, 2001, comprises a term loan of $23.8 million, and a revolving credit line used to finance consumer receivables. Maximum borrowings under the revolving credit line are limited to the lesser of $157 million, or 85% of eligible consumer finance receivables as defined by the agreement.

Advances under the term loan accrue interest at the prime rate + 2%; advances under the revolving credit line accrue interest at the prime rate + 1%. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as FINOVA may select. The credit facility matures in 2004. The interest rates are adjusted monthly to reflect fluctuations in the designated prime rate. Accrued interest on borrowings is payable monthly.

The term loan amortizes with twenty-three equal monthly principal and interest payments, beginning April 15, 2001, in the amount of $600,000, with the remaining principal balance due one month thereafter.

Under the revolving credit facility, principal is due in full on the maturity date and can be prepaid without penalty. Substantially all of our and our subsidiaries' assets secure this revolving credit facility, which require us to comply with restrictive covenants, including financial condition covenants. As of December 31, 2000, the Company met all such requirements or obtained waivers for any instances of non-compliance through the signing of the new agreement.

In connection with the FirstPlus acquisition, the Company assumed $2.2 million of subordinated notes issued by Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in the name of the Company. The note agreement contained an interest coverage ratio restrictive covenant, which the Company did not meet at December 2000. However, the Company is confident that it has adequate availability under it primary credit facility to borrow adequate funds to liquidate this note, if required.

In 1997, the Company began issuing subordinated term notes to individual investors in an intrastate public offering registered with the State of South Carolina. The registration of a similar offering was declared effective by the U.S. Securities and Exchange Commission in March 1998 (and amended in November
1999), and the Company now offers notes in multiple states under this federal registration. The Maturity terms on these notes range from daily to sixty months, and interest rates vary in accordance with market rates. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. Approximately $51.7 million and $43.4 million in notes were outstanding at December 31, 2000 and 1999, and are reflected as notes payable to individuals and notes payable to affiliates.

(8)    Benefits
----------------

During 1995 the Board of Directors of the Company also adopted the Thaxton Group, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which 100,000 shares of common stock are available for purchase by substantially all employees. The Stock Purchase Plan enables eligible employees of the Company, through payroll deductions, to purchase at twelve-month intervals specified in the Stock Purchase Plan, shares of common stock at a 15% discount from the lower of the fair market value of the common stock on the first day or the last day of the year. The Stock Purchase Plan allows for employee contributions up to 3% of the participant's annual compensation and limits the aggregate fair value of common stock that may be purchased by a participant during any calendar year to $25,000. As of December 31, 1998, 4,377 shares were purchased under this Stock Purchase Plan. The Board of Directors canceled this plan in January 1999.

An ongoing benefit to the employees is the Employee Savings Plan. This plan allows employees to contribute and earn a rate of 10%, the balances as of 2000 and 1999 were approximately $628,000 and $1,329,000, respectively.


(9)  Income Taxes
-------------------

Income tax expense attributable to continuing operations consists of the following:

                                Current      Deferred        Total
                                -------      --------        -----

2000           Federal           $640,000   $(310,000)       $330,000
               State              220,000            -        220,000

                                 $860,000   $(310,000)       $550,000
                                 ========   ==========       ========


1999           Federal         $1,787,831   $(709,934)     $1,077,897
               State              179,801            -        179,801

                               $1,967,632   $(709,934)     $1,257,698
                               ==========   ==========     ==========


A reconciliation of the Company's income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

                                                                                      2000             1999
                                                                                      ----             ----
Statutory rate applied to income before income tax expense                           $52,000        $865,392
Increase (decrease) in income taxes resulting from:
     Goodwill amortization                                                           468,000         427,760
     State taxes, less related federal benefit                                         7,000           4,120
     Valuation allowance adjustment                                                  (17,000)        (77,203)
     Other                                                                            40,000          37,629
                                                                                      ------        --------

Income taxes                                                                        $550,000      $1,257,698
                                                                                    ========      ==========

The effective tax rate attributable to continuing operations was 358% and 49% for the years ended December 31, 2000 and 1999, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below:

                                                                                  2000                 1999
                                                                                  ----                 ----
                Deferred tax assets:
                     Loan loss reserves                                      $3,968,000            $3,091,466
                     Federal net operating loss carryforwards                   969,000               898,103
                     State net operating loss carryforwards                      69,000                86,427
                     Other                                                      405,000                27,767
                                                                                -------                ------

                Total gross deferred tax asset                                5,411,000             4,103,763
                Less valuation allowance                                         69,000                86,427
                                                                                 ------                ------

                Net deferred tax assets                                       5,432,000             4,017,336
                                                                              ---------             ---------

                Deferred tax liabilities:
                    Prepaid insurance                                          (67,000)              (66,926)
                    Depreciable basis of fixed assets                         (147,000)             (165,323)
                    Deferred loan costs                                       (666,000)             (381,670)
                    Intangible assets                                         (226,000)             (251,355)
                    Other                                                      (45,000)              (65,007)
                                                                               --------              --------

                Total gross deferred tax liability                          (1,151,000)             (930,281)
                                                                            -----------             ---------

                Net deferred tax asset                                       $4,191,000            $3,087,055
                                                                             ==========            ==========

The change in the valuation allowance for 2000 was a decrease of $17,427 and in 1999 a decrease of $77,203. The valuation allowance relates to certain state net operating loss carryforwards. It is management's opinion that realization of the net deferred tax asset, net of valuation allowance, is more likely than not based upon the Company's history of taxable income and estimates of future taxable income. The company's income tax returns for 1997 and subsequent years are subject to review by taxing authorities.


(10)    Preferred Stock
-----------------------

The Company issued three series of preferred stock during 1997 and two additional series of preferred stock in 1998. 400,000 shares of 7.5% cumulative redeemable convertible Series A preferred stock were authorized, and 178,014 were issued in a December 1997 public offering to existing shareholders. The terms of the offering included the conversion of one share of common stock plus $10 for two shares of Series A preferred stock. For a five year conversion period commencing January 1, 1998, each share of preferred stock can be converted into one share of common stock. The Company may redeem all or a portion of the outstanding shares of Series A stock at any time after December 31, 1999. The Company repurchased and retired 14,574 shares of Series A Preferred Stock in December 1999 at $15 per share, and 150,000 shares at $10 per share during 2000.

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

In December 1998, the Company, through a private placement, issued 800,000 shares of Cumulative Series E preferred stock for $10 per share. The stock pays a variable rate dividend rate of prime plus 1% through October 31, 2003 and prime plus 6% thereafter. The stock is redeemable by the Company at any time at a price of $10 per share.

(11)  Earnings Per Share Information
--------------------------------------

The following is a summary of the earnings per share calculation for the years ended December 31, 2000 and 1999:

                                                                                                     2000              1999
                                                                                                     ----              ----
BASIC & DILUTED
Net income (loss) from continuing operations                                                      $(396,640)        $1,287,574
          Less:    Dividends on preferred stock                                                      723,886           734,012
                                                                                                     -------           -------
Net income (loss) applicable to common shareholders (numerator)                                  (1,120,526)           553,562

Average common shares outstanding (denominator)                                                    6,974,508         6,494,438

Income (loss) per share from continuing operations - basic and diluted                               $(0.16)             $0.09
                                                                                                     =======             =====

The earnings per share calculation does not include 10,440 shares of Preferred Series A and 50,000 shares of Preferred Series C stock which are convertible to common shares because the effect is anti-dilutive.

(12)  Business Segments
-------------------------

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

The Company reports its results of operations in four primary segments; consumer finance, mortgage banking, insurance agency, and insurance non-standard risk bearing. The consumer finance segment provides financing to consumers with limited credit histories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company's mortgage banking operations were conducted through Paragon, a wholly-owned subsidiary acquired in November 1998. Paragon originated, closed, and funded predominantly B and C credit quality mortgage loans, which were warehoused until they can be packaged and sold to long term investors. Paragon received fee income from originating mortgages and the loans were generally sold at a premium to the permanent investor. The Company's insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance for which business is placed. Insurance non-standard risk bearing consisted of selling non-standard automobile insurance, through agencies, where the Company retained a portion of the insurance risk

The following table summarizes certain financial information concerning the Company's reportable operating segments for the years ended December 31, 2000 and 1999:

                                 Consumer                                                                  Mortgage
                                 ---------                                                                 --------
                                  Finance       Insurance      Other         Total       Insurance RBE      Banking          Total
                                  -------       ---------      -----         -----       -------------      -------          -----
2000                                                                    Continuing     (Discontinued   (Discontinued
Income Statement Data                                                   Operations      Operations)     Operations)
Total Revenue                   $79,536,374    4,284,716    1,060,693     84,881,783      1,875,013       5,733,973      92,490,769
Net Interest Income              44,823,340    (841,657)      671,132     44,652,815       (91,038)          87,853      44,649,630
Provision for credit losses      14,517,240            -      140,690     14,657,930          3,265       1,278,938      15,940,133
Noninterest income               14,982,787    4,284,716            -     19,267,503      1,875,013       4,424,051      25,566,567
Insurance premiums and
commissions, net                 12,559,586    3,718,756                  16,278,342      1,836,695                      18,115,037
Noninterest expenses             43,772,059    4,885,507      451,462     49,109,028      2,478,255       8,778,129      60,365,412

Depreciation and amortization     3,331,621      360,225       19,619      3,711,465        148,726       1,448,554       5,308,745

Net income                         (83,428)    (365,339)       52,127      (396,640)      (374,682)     (3,040,226)     (3,811,549)
Balance Sheet Data
Total assets                    232,693,388    4,087,249    3,786,310    240,566,947                      6,981,166     247,548,113
Loans, net                      174,132,701            -    3,810,945    177,943,646                      5,558,974     183,502,620

Allowance for credit losses      11,505,555                   125,000     11,630,555                      1,278,938      12,909,493
Intangibles                      33,346,575    1,465,983                  34,812,558                                     34,812,558



                                 Consumer                                                                  Mortgage
                                 ---------                                                                 --------
                                  Finance       Insurance      Other         Total       Insurance RBE      Banking          Total
                                  -------       ---------      -----         -----       -------------      -------          -----
1999                                                                      Continuing     (Discontinued   (Discontinued
Income Statement Data                                                     Operations      Operations)     Operations)
Total Revenue                   $69,261,821    4,035,734      632,337     73,929,892      5,661,959       8,663,736      88,255,587
Net Interest Income              41,816,628    (235,236)      412,505     41,993,897         97,314         284,236      42,375,447
Provision for credit losses      11,923,527                    14,152     11,937,679                                     11,937,679
Noninterest income               11,072,583    3,717,300        (299)     14,789,584      5,107,965       7,411,921      27,309,470
Insurance premiums and
commissions, net                  9,690,465    2,974,595                  12,665,060      3,850,792                      16,515,852
Noninterest expenses             38,584,471    3,289,358      426,701     42,300,530      7,920,837       7,724,933      57,946,300

Depreciation and amortization     2,257,937      366,927       15,807      2,640,671        631,660         143,062       3,415,393

Net income                        1,119,640      132,358       35,576      1,287,574    (1,542,409)       (100,355)       (355,190)
Balance Sheet Data
Total assets                    197,377,942    8,865,785    3,928,911    210,172,638      8,984,793      13,481,351     232,638,782
Loans, net                      156,863,386                 3,440,166    160,303,552              -      11,400,639     171,704,191

Allowance for credit losses      10,661,339                               10,661,339                                     10,661,339
Intangibles                      29,655,279    1,707,559                  31,362,838      6,780,230       1,367,965      39,511,033


(13)  Discontinued Operations
------------------------------

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

During the third quarter of 2000, Thaxton Group made the decision to discontinue operations and dispose of its interest and investment in Thaxton RBE as soon as suitable financing for Thaxton RBE could be obtained. On August 31, 2000, Thaxton Life Partners was able to arrange financing for Thaxton RBE independent of Thaxton Group, Inc., and Thaxton Life Partners purchased the remaining 10% interest in RBE from Thaxton Group. At the time of the sale, all amounts owed Thaxton Group were paid in full. Thaxton Group has recognized no gain or loss on the disposition of Thaxton RBE. The transaction has been accounted for in accordance with Accounting Principles Board Opinion #30, ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

In December 2000, the Board of Directors adopted a plan to discontinue operations in the Mortgage Banking market place. Paragon ceased operations in December of 2000, and its assets have either been sold, or are being held for ultimate sale or disposal. The Company recorded a loss, net of income tax benefit, from operations of Paragon of $152,053 for the year ended December 31, 1999 and a loss of $2,899,162 for the year month ended December 31, 2000.

     The components of the assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2000 and 1999 are as follows:


                                                    Paragon                          Insurance RBE
                                                    -------                          -------------
                                           December 31,    December 31,               December 31,
                                           ------------    ------------               ------------
                                              2000             1999                       1999
                                              -----            -----                      -----

(1)Assets

        Accounts receivable.............          $8,526       $34,424                      $1,484
           Loans held for Sale                 6,837,912    11,400,639                       -----

        Allowance for credit losses.....     (1,278,938)         -----                       -----

        Premises and equipment, net.....          72,040       311,627                   1,514,869

        Intangibles, net................           -----     1,367,965                   6,780,230

        Other assets....................       1,341,626       366,696                     688,210
                                               ---------       -------                     -------

Total assets of discontinued operations.      $6,981,166   $13,481,351                  $8,984,793
                                              ==========   ===========                  ==========

Liabilities

        Subordinated notes payable......           -----         -----                   1,676,091

        Accounts payable................           2,762        88,699                     552,028

        Other liabilities...............         373,881         -----                     103,828
                                                 -------         -----                  ----------
Total liabilities of discontinued
operations                                      $376,643        88,699                   2,331,947
                                                ========        ======                  ==========

                                                    Paragon                         Insurance RBE
                                                                                    --------------
                                               2000             1999                     1999
                                               ----            -------                  -------

(2)   Premises and Equipment

Leasehold improvements..................          $7,000        $7,420                    $81,868

Furniture and fixtures..................         126,368       194,101                    254,389

Equipment and automobiles...............          73,704       169,569                  1,532,413
                                                  ------       -------                 ----------

        Total cost......................         207,072       371,090                  1,868,670

Accumulated depreciation................         135,032        59,463                    353,801
                                                 -------        ------                 ----------

        Net premises and equipment......         $72,040      $311,627                 $1,514,869
                                                 =======      ========                 ==========


                                                      Paragon                       Insurance RBE
                                                                                    -------------
                                                 2000           1999                     1999
                                                 ----          ------                  -------

(3)   Intangibles

Covenants not to compete................       $   -----      $  -----                 $ 165,423

Goodwill and purchase premium...........       1,410,731     1,410,731                 4,657,611

Insurance expirations...................           -----         -----                 2,746,287
                                                   -----         -----                ----------

        Total cost......................           -----     1,410,731                 7,569,321

Less accumulated amortization...........       1,410,731        42,766                   789,091
                                               ---------        ------                ----------

        Intangible assets, net..........          $-----    $1,367,965                $6,780,230
                                                  ======    ==========                ==========

In 2000 Paragon wrote down the entire amount of goodwill  due to its impairment.


                                                Paragon

(4)   Leases

2001    .                                       $215,483

2002    .                                        156,327

2003    .                                        144,000

2004    .                                         96,000

2005    .                                          -----

Thereafter..............................           -----
                                                   -----

        Total minimum lease payments....        $611,810
                                                ========

Paragon had a loss from operations of $771,649 net of an income tax benefit of $397,517 in 2000. Paragon's loss on disposal during the phase out period was $2,268,577 net of an income tax benefit of $828,483 in 2000. There was no gain or loss on the disposal of RBE.

(14)     Subsequent Events
--------------------------

The Company is dependent upon its financing arrangement with FINOVA Capital Corporation ("FINOVA") to provide capital and liquidity for its business. On March 7, 2001, The Finova Group, Inc. announced that it and eight of its subsidiaries had filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court in Wilmington, Delaware. In addition to the FINOVA Group Inc., the filing entities include The FINOVA Group Inc.'s principal subsidiary, FINOVA Capital Corporation, as well as certain other domestic and foreign subsidiaries. The Company may be unable to successfully continue its business if FINOVA cannot honor its contractual commitments, extend our credit facilities at the completion of the current contract expiring in 2004, or cannot find satisfactory replacement debt financing. The credit facilities with FINOVA require maintenance of certain financial ratios, and compliance with certain covenants at December 31, 1999 and 2000 the Company was not in compliance with certain covenants in the financing arrangement, however, FINOVA had waived compliance at those dates and for the ensuing year. To the extent the Company is unsuccessful in maintaining or replacing its financing arrangement with FINOVA, it may be unable to service other debt, including the subordinated notes outstanding.

(15)     Related Party Transactions
-------------------------------------

As discussed in note 13, Thaxton Life Partners, Inc., a related party, invested $2,000,000 in the capital stock of RBE and obtained a 90% interest in RBE as a result of the investment. The acquisition of the 90% interest in RBE by Thaxton Life Partners was funded primarily through the Company's repurchase of 150,000 shares of Series A Preferred stock from certain members of Thaxton Life Partners. The proceeds received from the Company from the repurchase of the Series A Preferred stock were used by Thaxton Life Partners to obtain the 90% interest in RBE. On August 31, 2000, Thaxton Life Partners purchased the remaining 10% interest in RBE from the Company. The Company recognized no gain or loss on the disposal of RBE. As the Thaxton Group, Inc. and RBE are under common ownership, there are various activities and transactions that occur between the two entities to take advantage of economies of scale.

After the sale of the capital stock of RBE, the Company continued to perform the cash management for both RBE and the Company, whereby daily cash needs of the Company may be funded by excess cash held by RBE and vice versa. In addition, certain back-office and management roles, such as the accounting, payroll and information systems management functions, were outsourced by RBE to the Company during 2000. The Company billed RBE for these services performed based on the amount of time spent by the Company's personnel performing the services for RBE. During the year ended December 31, 2000, the Company billed RBE approximately $600,000 for such services performed. Furthermore, RBE and the Company continued to share common office space after the disposition. As a result of these arrangements, the Company had both a payable to RBE of approximately $1 million as well as a receivable from RBE for approximately $1 million at December 31, 2000.

The Company has also structured an arrangement with RBE whereby TICO Premium Finance, the Company's insurance premium finance subsidiary, will originate loans to certain RBE customers to finance their insurance policies underwritten by RBE. In connection with this process, TICO Premium Finance agrees to accept a down payment on the loan which is smaller than TICO Premium Finance typically receives from borrowers when the insurance policy is underwritten by third party insurance companies. In turn, TICO Premium Finance is reimbursed by RBE for any losses on such loans originated to customers of RBE. By requiring a lower down payment, RBE is able to generate a higher volume of business than it would be able to if down payments typically received in the industry were required by TICO Premium Finance. At 12/31/00, there were approximately $2.8 million in outstanding premium finance receivables recorded by TICO Premium Finance that relate to insurance policies underwritten by RBE. In addition, for the year ended December 31, 2000, there were approximately $250,000 of reimbursements from RBE to TICO Premium Finance for losses incurred by TICO Premium Finance. TICO Premium Finance had a receivable from RBE of approximately $28,000 at 12/31/00 for additional reimbursements for losses incurred.

Thaxton Insurance Group agencies, the Company's standard insurance operations, are acting as agents for non-standard policies underwritten by Thaxton RBE. Thaxton Insurance Group acts as agent for certain RBE customers and recognizes commissions on policies that are underwritten by RBE. During the year ended December 31, 2000 there was approximately $11,000 of insurance commissions recognized by Thaxton Insurance Group on non-standard insurance policies that were issued through Thaxton Insurance Group as agent.

The employees of RBE are covered under the self-insured health insurance plan of the Company. In addition, the Company purchased general liability insurance during 2000 that covers both the employees of Thaxton Insurance Group and RBE.

The employees of RBE are eligible to participate in the Employee Savings Plan benefit offered by the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not change accounting firms and had no disagreements on accounting or financial disclosure matters with our independent certified public accountants to report under this Item.

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Our directors and executive officers and their ages as of March 15, 2001 were as follows:

         NAME                                   AGE                      POSITION
         ----                                   ---                      --------

James D. Thaxton..............................   54                      Chairman of the Board, President and
Chief
                                                                         Executive Officer

Robert L. Wilson..............................   60                      Executive Vice President, Chief
                                                                         Operating Officer and Director

Allan F. Ross.................................   52                      Vice President, Chief Financial Officer,
                                                                         Treasurer, Secretary and Director

C. L. Thaxton, Sr.............................   77                      Director



JAMES D. THAXTON has served as Chairman of the Board, President and Chief Executive Officer of the Company since we were founded. Prior to joining us, Mr. Thaxton was an insurance agent at C.L. Frates & Company in Oklahoma City, Oklahoma from 1974 to 1976. From 1972 to 1973, he was employed as an underwriter by United States Fidelity and Guaranty. James D. Thaxton is the son of C.L. Thaxton, Sr.

ROBERT L. WILSON joined us in January 1991 and has served since July 1991, as our Executive Vice President, Chief Operating Officer and a director. From October 1988 until July 1990, Mr. Wilson served as Operations Manager of MANH - Financial Services Corp. For more than 25 years prior to October 1988, Mr. Wilson served in various positions with American Credit Corporation and its successor, Barclays American Corporation, including as Southeastern Regional Manager and Executive Vice President of Barclays American Credit Division.

ALLAN F. ROSS joined us in March 1997, and has served as Vice President and Corporate Controller since April 1997, and as a Director, Secretary, Treasurer and Chief Financial Officer since February 1998. From 1989 to 1997, Mr. Ross was the managing partner of a CPA and consulting practice. From 1978 to 1989, Mr. Ross was Vice President and Financial Controls Director of Barclays American Corporation. From 1974 to 1978, Mr. Ross was a practicing CPA with Arthur Andersen & Company, and with Deloitte and Touche, LLP. He is a certified public accountant.

C.L. THAXTON, SR. has been a director since we were founded. Mr. Thaxton is a director of Thaxton Insurance, which he founded in 1950 and is the manager of its Pageland branch office. Mr. Thaxton is the father of James D. Thaxton.

All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Our executive officers are appointed by and serve at the discretion of the Board.

Our board of directors directly oversees executive compensation, and oversees and approves salaries and incentive compensation for our executive officers and other employees. The board of directors also directly oversees the selection of our independent auditors and reviews the results and scope of the audit and other services that the independent auditors provide. Directors do not receive any compensation for their service as members of the board of directors. All directors are reimbursed for their expenses reasonably in attending board meetings.

ITEM 10. EXECUTIVE COMPENSATION

The following table below shows the compensation paid or accrued to our executive officers for the years ended December 31, 2000 and December 31, 1999.

                                                  SUMMARY COMPENSATION TABLE
                                                                                             ANNUAL
                                                                                             ------
                                                                                          COMPENSATION
                                                                                          ------------
           NAME AND PRINCIPLE POSITION                                        YEAR      SALARY ($)      BONUS ($)
           ---------------------------                                        ----      ----------      ---------
           James D. Thaxton,                                                  2000           115,363      123,755
           President and Chief Executive Officer                              1999           113,880       92,757

           Robert L. Wilson,                                                  2000           152,821       53,033
           Executive Vice President                                           1999           125,280        5,102

           Allan F. Ross                                                      2000           104,904            -
           Vice President, Chief Financial Officer, and Treasurer             1999            97,385            -


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 15, 2001 for each person known to us to own more than 5% of our outstanding common stock, each of our executive officers and directors and our directors and executive officers as a group.

                                                      NUMBER OF SHARES AND
                                                      NATURE OF BENEFICIAL               PERCENTAGE OF COMMON
     NAME OF BENEFICIAL OWNER                              OWNERSHIP                     STOCK OUTSTANDING(1)
     ------------------------                         --------------------               ---------------------
     James D. Thaxton                                              6,456,000  (1)                      94.4%
     C. L. Thaxton, Sr.                                               15,555  (2)                          *
     Directors and officers as a group                             6,471,555                           94.6%

     *   Indicates less than one percent
     (1) Includes 1,112,828 shares held by a family limited partnership as to which Mr. Thaxton shares voting and investment power.
     (2) Includes 15,222 shares held of record by Mr. Thaxton's spouse, Katherine D. Thaxton, as to which Mr. Thaxton shares voting and investment power.

The address of all of the beneficial owners of our common stock is 1524 Pageland Highway, Lancaster, South Carolina 29720.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Transaction with Director

In January 1999, Mr. Perry L. Mungo divested his ownership interest in the company and resigned from the board of directors. At his bequest, we repurchased all of his common stock, totaling 29,200 shares, for $10 per share.

Thaxton Investment

On February 1, 1999, Mr. James D. Thaxton, our Chairman, President, Chief Executive Officer, and controlling shareholder, organized Thaxton Investment. Mr. Thaxton owned all of the issued and outstanding common stock of Thaxton Investment. Thaxton Investment's board of directors and executive officers were, with one exception, identical to ours. Prior to our acquisition of all of the issued and outstanding common stock of Thaxton Investment, our executive officers and other administrative personnel provided management services to Thaxton Investment and charged a monthly management fee in the amount of $36,440 based upon time estimates of our personnel for work performed for the benefit of Thaxton Investment. The management fee also included the reimbursement of other direct costs incurred in the course of our provision of management services to Thaxton Investment.

On November 8, 1999, we completed the acquisition of all of the outstanding common stock of Thaxton Investment. Mr. Thaxton transferred all of his shares of Thaxton Investment to us in exchange for 3,223,000 shares of our common stock. Because we had been under common ownership and control with Thaxton Investment since February, 1999, our acquisition of Thaxton Investment was accounted for at historical cost in a manner similar to pooling of interests accounting.

Acquisition and Subsequent Disposition of Thaxton RBE, Inc.

At the end of 1998, and throughout 1999, we made a series of acquisitions of insurance agencies in Arizona, New Mexico, Nevada, Colorado, and North Carolina, as well as a general insurance agency in Virginia. At the same time, we entered into a contract with American Bankers Insurance Group, Inc., pursuant to which we agreed to sell American Bankers non-standard insurance policies sold by these agencies and to retain the underwriting risk, and any profit or loss from operations. This business ultimately consisted of 30 non-standard automobile agency office locations, plus two insurance general agencies in Virginia and South Carolina.

On March 1, 2000, we transferred all of the assets and liabilities of these agency operations to Thaxton RBE, a newly-formed subsidiary. The total amount of the assets transferred was approximately $8 million, the majority of which were intangible. The purpose of the transfer was to place the operations of Thaxton RBE in a single entity to facilitate raising additional capital for Thaxton RBE to fund its initial stage operations. Immediately subsequent to the formation and asset transfer, Thaxton Life Partners, Inc. invested $2,000,000 in the capital stock of Thaxton RBE and obtained a 90% interest in that company as a result of the investment. Thaxton Life Partners, Inc., is owned by James D. Thaxton, C.L. Thaxton, Sr., and other Thaxton family members.

During the third quarter of 2000, we decided to discontinue operations and dispose of our interest and investment in Thaxton RBE as soon as suitable financing for Thaxton RBE could be obtained. On August 31, 2000, Thaxton Life Partners was able to arrange independent financing for Thaxton RBE, and Thaxton Life Partners purchased the remaining 10% interest in Thaxton RBE from us. At the time of the sale all amounts owed us were paid in full.

Thaxton Life Partners, Inc., a related party, invested $2,000,000 in the capital stock of RBE and obtained a 90% interest in RBE as a result of the investment. The acquisition of the 90% interest in RBE by Thaxton Life Partners was funded primarily through the Company's repurchase of 150,000 shares of Series A Preferred stock from certain members of Thaxton Life Partners. The proceeds received from the Company from the repurchase of the Series A Preferred stock were used by Thaxton Life Partners to obtain the 90% interest in RBE. On August 31, 2000, Thaxton Life Partners purchased the remaining 10% interest in RBE from the Company. The Company recognized no gain or loss on the disposal of RBE. As the Thaxton Group, Inc. and RBE are under common ownership, there are various activities and transactions that occur between the two entities to take advantage of economies of scale.

After the sale of the capital stock of RBE, the Company continued to perform the cash management for both RBE and the Company, whereby daily cash needs of the Company may be funded by excess cash held by RBE and vice versa. In addition, certain back-office and management roles, such as the accounting, payroll and information systems management functions, were outsourced by RBE to the Company during 2000. The Company billed RBE for these services performed based on the amount of time spent by the Company's personnel performing the services for RBE. During the year ended December 31, 2000, the Company billed RBE approximately $600,000 for such services performed. Furthermore, RBE and the Company continued to share common office space after the disposition. As a result of these arrangements, the Company had both a payable to RBE of approximately $1 million as well as a receivable from RBE for approximately $1 million at December 31, 2000.

The Company has also structured an arrangement with RBE whereby TICO Premium Finance, the Company's insurance premium finance subsidiary, will originate loans to certain RBE customers to finance their insurance policies underwritten by RBE. In connection with this process, TICO Premium Finance agrees to accept a down payment on the loan which is smaller than TICO Premium Finance typically receives from borrowers when the insurance policy is underwritten by third party insurance companies. In turn, TICO Premium Finance is reimbursed by RBE for any losses on such loans originated to customers of RBE. By requiring a lower down payment, RBE is able to generate a higher volume of business than it would be able to if down payments typically received in the industry were required by TICO Premium Finance. At 12/31/00, there were approximately $2.8 million in outstanding premium finance receivables recorded by TICO Premium Finance that relate to insurance policies underwritten by RBE. In addition, for the year ended December 31, 2000, there were approximately $250,000 of reimbursements from RBE to TICO Premium Finance for losses incurred by TICO Premium Finance. TICO Premium Finance had a receivable from RBE of approximately $28,000 at 12/31/00 for additional reimbursements for losses incurred.

Thaxton Insurance Group agencies, the Company's standard insurance operations, are acting as agents for non-standard policies underwritten by Thaxton RBE. Thaxton Insurance Group acts as agent for certain RBE customers and recognizes commissions on policies that are underwritten by RBE. During the year ended December 31, 2000 there was approximately $11,000 of insurance commissions recognized by Thaxton Insurance Group on non-standard insurance policies that were issued through Thaxton Insurance Group as agent.

The employees of RBE are covered under the self-insured health insurance plan of the Company. In addition, the Company purchased general liability insurance during 2000 that covers both the employees of Thaxton Insurance Group and RBE.

The employees of RBE are eligible to participate in the Employee Savings Plan benefit offered by the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

3.1           Second Amended and Restated Articles of Incorporation of The Thaxton Group, Inc. (3)
3.2           Bylaws of the Thaxton Group, Inc. (1)
4.1           Form of  Indenture,  dated as of February 17, 1998,  between the Company and The Bank of New York, as
              Trustee (4)
4.2           Form of Subordinated Daily Note (included as Exhibit A to Form of Indenture) (4)
4.3           Form of Subordinated One Month Note (included as Exhibit B to Form of Indenture) (4)
4.4           Form of  Subordinated  Term Note for 6, 12, 36 and 60 Month Notes  (included  as Exhibit C to Form of
              Indenture) (4)
10.1          Share Exchange  Agreement by and among The Thaxton Group,  Inc.,  Thaxton Insurance Group,  Inc., James D.
              Thaxton, William H. Thaxton and Calvin L. Thaxton, Jr. (2)
10.2          Third  Amended  and  Restated  Loan and  Security  Agreement  dated  April 4, 2001  among  Finova  Capital
              Corporation,  The Thaxton Group,  Inc.,  Thaxton Operating  Company,  Thaxton Insurance Group,  Inc.,
              TICO Credit  Company,  Inc.,  Eagle Premium  Finance Co., Inc.,  Thaxton  Commercial  Lending,  Inc.,
              Paragon,  Inc., TICO Premium Finance Company of South Carolina,  Inc., TICO  Reinsurance,  LTD., TICO
              Credit Company of Tennessee,  Inc., TICO Credit Company of North Carolina,  Inc., TICO Credit Company
              of Alabama,  Inc.,  TICO Credit  Company of Georgia,  Inc.,  TICO Credit  Company  (DE),  TICO Credit
              Company (MS), TICO Credit Company (TN), Thaxton Investment  Corporation,  The Modern Finance Company,
              Southern  Management  Corporation,  Modern Financial  Services,  Inc., Southern Finance of Tennessee,
              Inc.,  Covington  Credit of Texas,  Inc.,  Covington  Credit of Georgia,  Inc.,  Southern  Finance of


              Tennessee,   Inc.,  Fitch  National   Reinsurance,   LTD.,  SOCO  Reinsurance,   LTD.,  Quick  Credit
              Corporation,  Covington  Credit,  Inc.(Oklahoma),  Covington  Credit  of  Louisiana,  Inc.,  Southern
              Financial Management, Inc.
10.3          Schedule to Third  Amended and  Restated  Loan and  Security  Agreement  dated April 4, 2001 among  Finova
              Capital  Corporation,  The Thaxton Group, Inc.,  Thaxton Operating Company,  Thaxton Insurance Group,
              Inc., TICO Credit Company,  Inc., Eagle Premium Finance Co., Inc., Thaxton Commercial Lending,  Inc.,
              Paragon,  Inc., TICO Premium Finance Company of South Carolina,  Inc., TICO  Reinsurance,  LTD., TICO
              Credit Company of Tennessee,  Inc., TICO Credit Company of North Carolina,  Inc., TICO Credit Company
              of Alabama,  Inc.,  TICO Credit  Company of Georgia,  Inc.,  TICO Credit  Company  (DE),  TICO Credit
              Company (MS), TICO Credit Company (TN), Thaxton Investment  Corporation,  The Modern Finance Company,
              Southern  Management  Corporation,  Modern Financial  Services,  Inc., Southern Finance of Tennessee,
              Inc.,  Covington  Credit of Texas,  Inc.,  Covington  Credit of Georgia,  Inc.,  Southern  Finance of
              Tennessee,   Inc.,  Fitch  National   Reinsurance,   LTD.,  SOCO  Reinsurance,   LTD.,  Quick  Credit
              Corporation,  Covington  Credit,  Inc.(Oklahoma),  Covington  Credit  of  Louisiana,  Inc.,  Southern
              Financial Management, Inc.
10.4          Plan of Share Exchange  Agreement,  dated September 30, 1999 by and among The Thaxton Group, Inc., Thaxton
              Operating Company, Thaxton Investment Corporation and James D. Thaxton. (5)
10.5          Stock Purchase  Agreement,  dated August 31, 2000 between Thaxton  Insurance Group,  Inc. and Thaxton Life
              Partners, Inc., (6)
21            Subsidiaries of The Thaxton Group, Inc.


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-97130-A.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4) Incorporated by reference to the Company's Pre-Effective Amendment #2 to the Registration Statement on Form SB-2, Commission File No. 33-42623 (the "1998 Registration Statement")

(5) Incorporated by reference to Post-Effective Amendment No. 2 to the 1998 Registration Statement.

(6) Incorporated by reference to Post-Effective Amendment No. 3 to the 1998 Registration Statement.


 (B) REPORTS ON FORM 8-K
         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE THAXTON GROUP, INC.
                             -----------------------
                                  (Registrant)

Date: April 9,  2001                                 By:/s/ ALLAN F. ROSS
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

SIGNATURE                                            CAPACITY                                                 DATE

/s/ JAMES D. THAXTON                                 President, Chief Executive Officer                    April 9, 2001
---------------------                                  and Chairman of the Board of Directors
James D. Thaxton

/s/ ALLAN F. ROSS                                    Vice President, Chief Financial Officer               April 9, 2001
-----------------                                      (Principle Accounting and Financial
Allan F. Ross                                           Officer) and Director

/s/ ROBERT L. WILSON                                 Executive Vice President and Director                 April 9, 2001
--------------------
Robert L. Wilson

/s/ C. L. THAXTON, SR.                               Director                                              April 9, 2001
----------------------
C. L. Thaxton, Sr.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy statement has been sent to security holders. An annual report will be furnished to security holders subsequent to the filing of the annual report on this Form.