Form 10-Q
period 2001-03-31
THAXTON GROUP INC
filed 2001-05-15
CIK 1001430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
                                   (MARK ONE)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2001


                                       OR


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from______ to ______

                        Commission file number 333-42623



                             THE THAXTON GROUP, INC.
                 ----------------------------------------------
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

                     Issuer's telephone number: 803-285-4337



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No __



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Class                                           Outstanding at May 11, 2001
     -----                                           ---------------------------
  Common Stock                                                  6,839,355

                             THE THAXTON GROUP, INC.
                                    FORM 10-Q
                                 March 31, 2001

                                TABLE OF CONTENTS
                                -----------------


Item
No.                                                                                                              Page
---                                                                                                              ----

                                     PART I
                              Financial Information

1.      Financial Statements

        Consolidated Balance Sheets at March 31, 2001 and December 31, 2000                                          2

        Consolidated Statements of Income for the three months ended March 31, 2001 and 2000                         3

        Consolidated Statement of Stockholder Equity for the year ended December 31, 2000 and
        the quarter ended March 31, 2001                                                                             4

        Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000                     5

        Notes to Consolidated Financial Statements                                                                   6

2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                       12

3.      Quantitative and Qualitative Disclosures About Market Risk                                                  15


                                     PART II
                                Other Information

1.      Legal Proceedings                                                                                           16

2.      Changes in Securities and Use of Proceeds                                                                   16

3.      Defaults Upon Senior Securities                                                                             16

4.      Submission of Matters to a Vote of Security Holders                                                         16

5.      Other Information                                                                                           16

6.      Exhibits and Reports on Form 8-K                                                                            16




Item 1: FINANCIAL STATEMENTS

                                               THE THAXTON GROUP, INC.
                                            Consolidated Balance Sheets
                                         March 31, 2001 & December 31, 2000


                                                                                                   March 31, 2001       December 31,
                                                                                                   --------------       ------------
                                                                                                     (Unaudited)           2000
                                                                                                     -----------           ----
Assets
------
Cash                                                                                                  $2,307,113        $4,482,553
Finance receivables, net                                                                             168,035,603       177,943,646
Premises and equipment, net                                                                            4,794,382         5,011,856
Accounts receivable                                                                                    1,803,838         2,154,637
Repossessed automobiles                                                                                  455,988           291,057
Deposit                                                                                                6,230,000         6,230,000
Goodwill and other intangible assets                                                                  34,243,129        34,812,558
Other assets                                                                                          10,815,685         9,640,640
Assets of discontinued operations                                                                              -         6,981,166
                                                                                                     -----------         ---------

Total assets                                                                                        $228,685,738      $247,548,113
                                                                                                    ============      ============

Liabilities and Stockholders' Equity

Liabilities
Accrued interest payable                                                                              $2,390,596        $2,627,987
Notes payable                                                                                        212,268,835       232,605,414
Accounts payable                                                                                       4,412,341         3,173,686
Employee savings plan                                                                                    547,665           627,702
Other liabilities                                                                                      4,540,420         4,377,271
Liabilities of discontinued operations                                                                   166,000           376,643
                                                                                                     -----------           -------

Total liabilities                                                                                    224,325,857       243,788,703
                                                                                                     -----------       -----------

Stockholders' Equity

Preferred Stock $.01 par value:
  Series A:  400,000 shares authorized; issued and outstanding 10,440 shares in 2001,
10,440 shares in 2000; liquidation value $104,400 in 2001 and 2000                                           104               104
  Series C:  50,000 shares authorized issued and outstanding in 2001 and 2000; liquidation
value $500,000 in 2001 and 2000                                                                              500               500
  Series E:  800,000 shares authorized, issued and outstanding in 2001 and 2000; liquidation
value $8,000,000 in 2001 and 2000                                                                          8,000             8,000
  Series F:  100,000 shares authorized; issued and outstanding 20,000 in March 2001 none in
prior periods;  liquidation value $200,000 in 2001.                                                          200                 -
Common stock, $.01 par value, 50,000,000 shares authorized; issued and outstanding 6,839,355
in 2001; 6,974,355 shares in 2000                                                                         68,393            69,743
Additional paid-in-capital                                                                             8,811,699         8,610,549
Accumulated deficit                                                                                  (4,529,015)       (4,929,486)
                                                                                                     -----------       -----------

Total stockholders' equity                                                                             4,359,881         3,759,410
                                                                                                       ---------         ---------

Total liabilities and stockholders' equity                                                          $228,685,738      $247,548,113
                                                                                                    ============      ============

See accompanying notes to consolidated financial statements.

                                               THE THAXTON GROUP, INC.
                                          Consolidated Statements of Income
                                        Quarters Ended March 31, 2001 and 2000
                                                     (Unaudited)

                                                                                                2001              2000
                                                                                                ----              ----

Interest and fee income                                                                    $18,529,310       $16,060,814
Interest expense                                                                             5,634,820         4,695,534
                                                                                             ---------         ---------

Net interest income                                                                         12,894,490        11,365,280
Provision for credit losses                                                                  2,974,833         3,124,571
                                                                                             ---------         ---------

Net interest income after provision for credit losses                                        9,919,657         8,240,709
Other income:
Insurance premiums and commissions, net                                                      3,559,576         3,337,651
Other income                                                                                 1,199,380         1,101,326
                                                                                             ---------         ---------

Total other income                                                                           4,758,956         4,438,977
                                                                                             ---------         ---------

Operating expenses:
  Compensation and employee benefits                                                         7,828,456         7,090,414
  Telephone, computers                                                                         598,807           527,135
  Net occupancy                                                                              1,565,050         1,310,629
  Reinsurance claims expense                                                                   225,647           293,562
  Advertising                                                                                  653,733           543,919
  Collection expense                                                                           103,322            64,669
  Travel                                                                                       222,258           172,264
  Professional fees                                                                            270,975           216,070
  Office expense                                                                               612,524           536,283
  Amortization expense                                                                         608,423           508,051
  Other                                                                                        963,938           704,846
                                                                                               -------           -------
Total operating expenses                                                                    13,653,133        11,967,842
                                                                                            ----------        ----------

Income from continuing operations before income tax expense                                  1,025,480           711,844
Income tax expense                                                                             453,662           347,027
                                                                                               -------           -------
Net income from continuing operations                                                          571,818           364,817
                                                                                               -------           -------
Discontinued operations (Note 9)
Loss from discontinued operations of Paragon division(less benefit from income taxes of
$78,587 in 2000)                                                                                     -         (152,551)
Loss from discontinued operations of  non-standard insurance division (less benefit from
income taxes of $193,000 in 2000)                                                                    -         (305,245)
Net income (loss)                                                                              571,818          (92,979)

Dividends on preferred stock                                                                   171,347           167,846
                                                                                               -------           -------

Net income (loss) applicable to common shareholders                                           $400,471        $(260,825)
                                                                                              ========        ==========

Net income (loss) per common share--basic and diluted                                             0.06            (0.04)
  From discontinued operations                                                                       -            (0.07)
  From continuing operations                                                                      0.06              0.03


See accompanying notes to consolidated financial statements.



                                                        THE THAXTON GROUP, INC.
                                          Consolidated Statements of Stockholders' Equity
                                  Year Ended December 31, 2000 and Quarter Ended March 31, 2001
                                                              (Unaudited)

                                                                                      Additional                       Total
                                                          Common       Preferred       Paid-in        Retained      Stockholders'
                                                           Stock         Stock         Capital        Earnings         Equity
                                                           -----         -----         -------        --------         ------

 Balance at December 31, 1999                            $69,753       $10,104         $10,116,774      $(394,052)      $9,802,579
                                                        --------     ---------      --------------      ----------      ----------

Purchase and retirement of 974 shares of common stock       (10)             -             (7,725)               -         (7,735)
Repurchase of 1,500 shares of Series A preferred stock         -       (1,500)         (1,498,500)               -     (1,500,000)
Dividends paid on preferred stock                              -             -                   -       (723,885)       (723,885)
Net loss                                                       -             -                   -     (3,811,549)     (3,811,549)
                                                        --------     ---------      --------------      ----------      ----------

Balance at December 31, 2000                             $69,743        $8,604          $8,610,549    $(4,929,486)      $3,759,410
                                                        --------     ---------      --------------      ----------      ----------

Cancelled 135,000 shares of common stock                 (1,350)             -               1,350               -               -
Issued 20,000 shares of Series F preferred stock                           200             199,800               -         200,000
Dividends paid on preferred stock                              -             -                   -       (171,347)       (171,347)
Net income                                                     -             -                   -         571,818         571,818
                                                        --------     ---------      --------------      ----------      ----------

Balance at March 31, 2001                                $68,393        $8,804          $8,811,699    $(4,529,015)      $4,359,881
                                                        ========     =========      ==============      ==========      ==========


See accompanying notes to consolidated financial statements.

                                             THE THAXTON GROUP, INC.
                                    Consolidated Statements of Cash Flows
                                    Quarters ended March 31, 2001 and 2000
                                                   (Unaudited)


                                                                                              March 31,           March 31,
                                                                                              ----------          ---------
                                                                                                 2001               2000
                                                                                                 ----               ----
 Cash flows from operating activities:
 Net income (loss)                                                                           $571,818           $(92,979)
 Adjustments to reconcile net income to
 net cash provided by operating activities
     Provision for credit losses                                                            2,974,833           3,125,557
     Depreciation and amortization                                                          1,008,436             930,602
     Deferred taxes                                                                           484,898             198,122
     Increase in accounts receivable                                                          359,325             294,977
     Decrease (increase) in other assets                                                      892,736         (3,873,797)
     Increase (decrease) in accrued interest payable and other liabilities                  (566,540)           1,055,247
                                                                                            ---------           ---------
 Net cash provided by operating activities                                                  5,725,506           1,637,729
                                                                                            ---------           ---------

 Cash flows from investing activities:
     Net decrease in finance receivables                                                   12,517,479          11,010,077
     Net capital expenditures for premises and equipment                                    (110,499)           (896,109)
     Proceeds from sale of Thaxton RBE                                                              -              75,000
                                                                                           ----------              ------
 Net Cash provided by investing activities                                                 12,406,980          10,188,968
                                                                                           ----------          ----------

 Cash flows from financing activities:
     Notes payable to affiliates                                                                    -           (491,072)
     Repurchase of common stock                                                                     -             (7,735)
     Dividends paid                                                                         (171,347)           (167,846)
     Net decrease in notes payable                                                       (20,336,579)         (7,288,780)
     Proceeds from sale of Thaxton RBE stock by Thaxton RBE                                         -           2,000,000
     Issuance (repurchase) of preferred stock                                                 200,000         (1,500,000)
                                                                                              -------         -----------
 Net cash used by financing activities                                                   (20,307,926)         (7,455,433)
                                                                                         ------------         -----------

 Net increase (decrease) in cash                                                          (2,175,440)           4,371,264
 Cash at beginning of period                                                                4,482,553           2,036,104
                                                                                            ---------           ---------
 Cash at end of period                                                                     $2,307,113          $6,407,368
                                                                                           ==========          ==========


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)

(1)      Summary of Significant Accounting Policies
---------------------------------------------------


The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina. The Company operates consumer finance branches in 11 states, primarily under the names of TICO Credit, Southern Finance, and Covington Credit. The Company also operates insurance agency branches in North and South Carolina. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. ("Thaxton Insurance"), which was acquired by the Company in 1996. The Company provides reinsurance through wholly owned subsidiaries, TICO Reinsurance, Ltd. ("TRL"), Fitch National Reinsurance, Ltd., Soco Reinsurance, Inc., and Thaxton Reinsurance, Inc. Through another wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Information with respect to March 31, 2001 and 2000, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the three months and quarter ended March 31, 2001 are not necessarily indicative of results to be expected for the entire fiscal year.


(2)      Finance Receivables
----------------------------

Finance receivables consisted of the following at March 31, 2001 and December 31, 2000:

                                             March 31, 2001   December 31, 2000
                                             --------------   -----------------

Automobile Sales Contracts                       $29,963,465        $31,196,711
Direct Loans                                     149,471,124        163,337,432
Mortgage Loans                                    30,150,954         29,908,119
Premium Finance Contracts                          8,540,975          7,527,689
Commercial Loans                                   3,454,177          3,935,945
                                                   ---------          ---------

          Total finance receivables              221,580,695        235,905,896

Unearned interest                               (35,611,551)       (39,658,705)
Unearned insurance premiums, net                 (8,171,911)        (8,190,021)
Dealer Holdback and Bulk purchase discount         (647,025)          (858,176)
Allowance for credit losses                     (11,365,942)       (11,630,555)
Deferred Loan Cost, net                            2,251,337          2,375,207
                                                   ---------          ---------

          Finance receivables, net              $168,035,603       $177,943,646
                                                ============       ============


Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer or other retailer will assign receivables to us on a loan-by-loan basis, typically at par. We will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $16,391,814 and $647,025, respectively, at March 31, 2001, and $18,204,448 and $858,176, respectively, at December 31, 2000.

At March 31, 2001, there were no significant concentrations of receivables in any type of property or to one borrower. These receivables are pledged as collateral for a line of credit agreement (see note 5).

Changes in the allowance for credit losses for the quarters ended March 31, 2001 and 2000, and the years ended December 31, 2000 and 1999 are as follows:


                                                                March 31,       December 31,      March 31,         December 31,
                                                                ---------       ------------      ---------         ------------
                                                                   2001          2000                2000              1999
                                                                   ----          ----                ----              ----

  Beginning balance                                            $11,630,555        $10,661,339       $10,661,339         $4,710,829
  Valuation allowance for acquired loans                                 -            838,017                 -          6,276,309
  Provision for credit losses                                    2,974,833         14,657,930         3,124,571         11,937,679

  Charge-offs                                                  (3,683,076)       (16,052,319)       (3,572,395)       (13,461,390)
  Recoveries                                                       443,630          1,525,588           344,930          1,197,912
                                                                   -------          ---------           -------          ---------
  Net charge-offs                                              (3,239,446)       (14,526,731)       (3,227,465)       (12,263,478)
                                                               -----------       ------------       -----------       ------------

  Ending balance                                               $11,365,942        $11,630,555       $10,558,445        $10,661,339
                                                               ===========        ===========       ===========        ===========

Our loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, we estimate that fair value of the finance receivables is not materially different from carrying value.



(3)      Premises and Equipment
-------------------------------

A summary of premises and equipment at March 31, 2001 and December 31, 2000 follows:
                                                    March 31,    December 31,
                                                      2001          2000
                                                      ----          ----
  Leasehold improvements                           $2,203,186    $2,159,214
  Furniture and fixtures                            2,791,310     2,721,965
  Equipment and automobiles                         7,594,003     7,658,183
                                                    ---------     ---------

                     Total cost                    12,588,499    12,539,362
  Accumulated depreciation                          7,794,117     7,527,506
                                                    ---------     ---------

                     Net premises and equipment    $4,794,382    $5,011,856
                                                   ==========    ==========

Depreciation expense was approximately $400,000 for the 1st quarter of 2001, $390,000 the 1st quarter of 2000, and $1,538,000 for the year ended December 31, 2000.







(4)      Intangible Assets
--------------------------

Intangible assets consisted of the following at March 31, 2001 and December 31, 2000. Weighted average amortization periods are shown in parentheses.

                                                     March 31,      December 31,
                                                     ---------      ------------
                                                       2001            2000
                                                       ----            ----

  Covenants not to compete (5.5 years)              $102,022           $102,022
  Goodwill and purchase premium (22.7 years)      37,545,556         37,578,496
  Insurance expirations (17.9 years)               1,890,301          1,890,301
                                                   ---------          ---------

                     Total cost                   39,537,879         39,570,819

  Less accumulated amortization                    5,294,750          4,758,261
                                                   ---------          ---------

                     Intangible assets, net      $34,243,129        $34,812,558
                                                 ===========        ===========

The Company acquired the majority of the intangibles in connection with our acquisition of FirstPlus Consumer Finance. Amortization expense was approximately $569,000 for the 1st quarter of 2001, $508,000 for the 1st quarter of 2000, and $2,174,000 for the year ended December 31, 2000.



(5)      Notes Payable and Notes Payable to Affiliates
------------------------------------------------------

At March 31, 2001 and December 31, 2000, notes payable consisted of the following:


                                                                        March 31,     December 31,
                                                                        ---------     ------------
                                                                           2001          2000
                                                                           ----          ----

Senior Notes Payable/Lines of Credit                                 $155,259,884     $178,278,386
Subordinated Notes payable to individuals with varying maturity
dates and rates ranging from 5 1/4% to 12%                             54,455,650       51,721,405
Other subordinated notes payable to companies with varying
maturity dates and rates ranging from 4 1/4% to 10%                     2,553,301        2,605,623
                                                                        ---------        ---------

Total notes payable                                                  $212,268,835     $232,605,414
                                                                     ============     ============

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

As of April 4, 2001, an additional $14.3 million was available under the terms of the revolving credit line to borrow against existing collateral, with $19.0 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of April 4, 2001, the interest rates for borrowings were 9% for the revolving credit line, and 10% for the term loan.

In connection with the FirstPlus acquisition, the Company assumed $2.2 million of subordinated notes issued by Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in the name of the Company.

In 1997, the Company began issuing subordinated term notes to individual investors in an intrastate public offering registered with the State of South Carolina. The registration of a similar offering was declared effective by the U.S. Securities and Exchange Commission in March 1998 (and amended in November 1999), and the Company now offers notes in multiple states under this federal registration. The Maturity terms on these notes range from daily to sixty months, and interest rates vary in accordance with market rates. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. Approximately $54.5 million at March 31, 2001, and $51.7 million in notes were outstanding at December 31, 2000, and are reflected as notes payable to individuals.

(6)      Preferred Stock
------------------------

In March 2001, the Company, through a private placement, issued 10,000 shares of Cumulative Series F preferred stock for $10 per share, to C.L. Thaxton, a director of the Company. The stock pays a dividend rate of 10% and is redeemable by the Company at any time at a price of $10 per share.

(7)      Earnings Per Share Information
---------------------------------------

The following is a summary of the earnings per share calculation for the quarters ended March 31, 2001 and 2000, and the year ended December 31, 2000:


                                                                           March 31,    December 31,    March 31,     December 31,
                                                                           ---------    ------------    ---------    ------------
                                                                             2001            2000          2000           1999
                                                                             ----            ----          ----           ----
BASIC & DILUTED
Net income (loss) from continuing operations                              $571,818      $(396,640)     $364,817       $1,287,574
          Less:    Dividends on preferred stock                            171,347         723,886      167,846          734,012
                                                                           -------         -------      -------          -------
Net income (loss) applicable to common shareholders (numerator)            400,471     (1,120,526)      196,971          553,562

Average common shares outstanding (denominator)                          6,940,605       6,974,508    6,975,006        6,494,438

Income (loss) per share from continuing operations - basic and diluted       $0.06         $(0.16)        $0.03            $0.09
                                                                             =====         =======        =====            =====

The earnings per share calculation does not include 10,440 shares of Preferred Series A and 50,000 shares of Preferred Series C stock, which are convertible to common shares, because the effect is anti-dilutive.

(8)      Business Segments
--------------------------

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

The Company reports its results of operations in four primary segments; consumer finance, mortgage banking, insurance agency, and insurance non-standard risk bearing. The consumer finance segment provides financing to consumers with limited credit histories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company's mortgage banking operations were conducted through Paragon, a wholly-owned subsidiary acquired in November 1998. Paragon originated, closed, and funded predominantly B and C credit quality mortgage loans, which were warehoused until they could be packaged and sold to long term investors. Paragon received fee income from originating mortgages and the loans were generally sold at a premium to the permanent investor. The Company's insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance company for which business is placed. Insurance non-standard risk bearing consisted of selling non-standard automobile insurance, through agencies, where the Company retained a portion of the insurance risk

The following table summarizes certain financial information concerning the Company's reportable operating segments for the quarter ended March 31, 2001, and the year ended December 31, 2000:


                                 Consumer
                                 --------
                                  Finance       Insurance       Other           Total
                                  -------       ---------       -----           -----
March 31, 2001
Income Statement Data
Total Revenue                     $21,813,902    $1,224,172      $250,192      $23,288,266
Net Interest Income                12,942,765     (204,665)       156,390       12,894,490
Provision for credit losses         2,962,732         2,101        10,000        2,974,833
Noninterest income                  3,534,784     1,224,172             -        4,758,956
Insurance premiums and
commissions, net                    2,653,518       906,058             -        3,559,576
Noninterest expenses               12,384,914     1,129,287       138,932       13,653,133
Depreciation and amortization         920,246        82,881         5,309        1,008,436
Net income                            632,752      (72,455)        11,521          571,818

Balance Sheet Data
Total assets                      221,766,896     3,594,287     3,324,555      228,685,738
Loans, net                        164,716,426             -     3,319,177      168,035,603
Allowance for credit losses        11,230,942             -       135,000       11,365,942
Intangibles                        32,821,493     1,421,636             -       34,243,129

                               Consumer                                                   Insurance        Mortgage
                               ---------                                                -------------      --------
                                Finance       Insurance      Other         Total            RBE            Banking          Total
                                -------       ---------      -----         -----            ---            -------          -----
December 31, 2000                                                        Continuing     (Discontinued    (Discontinued
Income Statement Data                                                    Operations      Operations)      Operations)
Total Revenue                   $79,536,374   $4,284,716   $1,060,693    $84,881,783      $1,875,013       $5,733,973    $92,490,769
Net Interest Income              44,823,340    (841,657)      671,132     44,652,815        (91,038)           87,853     44,649,630
Provision for credit losses      14,517,240            -      140,690     14,657,930           3,265        1,278,938     15,940,133
Noninterest income               14,982,787    4,284,716            -     19,267,503       1,875,013        4,424,051     25,566,567
Insurance premiums and
commissions, net                 12,559,586    3,718,756            -     16,278,342       1,836,695                -     18,115,037
Noninterest expenses             43,772,059    4,885,507      451,462     49,109,028       2,478,255        8,778,129     60,365,412
Depreciation and amortization     3,331,621      360,225       19,619      3,711,465         148,726        1,448,554      5,308,745
Net income                         (83,428)    (365,339)       52,127      (396,640)       (374,682)      (3,040,226)    (3,811,549)

Balance Sheet Data
Total assets                    232,693,388    4,087,249    3,786,310    240,566,947               -        6,981,166    247,548,113
Loans, net                      174,132,701            -    3,810,945    177,943,646               -        5,558,974    183,502,620
Allowance for credit losses      11,505,555            -      125,000     11,630,555               -        1,278,938     12,909,493
Intangibles                      33,346,575    1,465,983            -     34,812,558               -                -     34,812,558


(9)      Discontinued Operations
--------------------------------

In December 2000, the Board of Directors adopted a plan to discontinue operations in the Mortgage Banking market place. Paragon ceased operations in December of 2000, and its assets have either been sold, or are being held for ultimate sale or disposal.

The components of the assets and liabilities of discontinued operations in the consolidated balance sheets as of March 31, 2001 and December 31, 2000 are as follows:

                                                         Paragon
                                                         -------
                                                 March 31,    December 31,
                                                 ---------    ------------
                                                   2001          2000
                                                   -----         ----
(1)Assets
        Accounts receivable.............          $-----        $8,526
        Loans held for Sale                        -----     6,837,912
        Allowance for credit losses.....           -----    (1,278,938)
        Premises and equipment, net.....           -----        72,040
        Intangibles, net................        --------    ----------
        Other assets....................           -----     1,341,626
                                                --------    ----------
Total assets of discontinued operations.          $-----    $6,981,166
                                                ========    ==========
Liabilities
        Accounts payable................          $-----        $2,762
        Other liabilities...............        $166,000       373,881
                                                --------       -------
Total liabilities of discontinued operations    $166,000      $376,643
                                                ========      ========

                                                         Paragon
                                                         -------
                                                   2001          2000
                                                   ----          ----
(2)   Premises and Equipment
Leasehold improvements..................          $7,000        $7,000
Furniture and fixtures..................         126,368       126,368
Equipment and automobiles...............          73,704        73,704
                                                  ------        ------
        Total cost......................         207,072       207,072
Accumulated depreciation................         207,072       135,032
                                                 -------       -------
        Net premises and equipment......          $-----       $72,040
                                                  ======       =======

(10)     Related Party Balances
-------------------------------

During the quarter ended March 31, 2001, the Company billed RBE approximately $375,000 for services performed. Furthermore, RBE and the Company continued to share common office space after the disposition and maintained a combined cash management arrangement. Due to these arrangements the Company had both a payable to RBE of approximately $2.6 million as well as a receivable from RBE for approximately $600,000 at March 31, 2001.

At 03/31/01, there were approximately $2.2 million in outstanding premium finance receivables recorded by TICO Premium Finance that relate to insurance policies underwritten by RBE. In addition, for the quarter ended March 31, 2001, there were approximately $84,000 of reimbursements from RBE to TICO Premium Finance for losses incurred by TICO Premium Finance. TICO Premium Finance had a receivable from RBE of approximately $58,000 at 03/31/01 for additional reimbursements for losses incurred.

During the quarter ended March 31, 2001 there was approximately $12,000 of insurance commissions recognized by Thaxton Insurance Group on non-standard insurance policies that were issued through Thaxton Insurance Group as agent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Thaxton Group, Inc. and its subsidiaries (the "Company") were organized in July 1978 as C.L. Thaxton & Sons, Inc., and from that date until 1991 was primarily engaged in making and servicing direct consumer loans ("Direct Loans") and insurance premium finance loans ("Premium Finance Contracts") to persons with limited credit histories, low incomes, or past credit problems ("Non-Prime Borrowers"). In 1991, we made a strategic decision to diversify our portfolio by actively seeking to finance credit-impaired borrowers' purchases of used automobiles. Our management believed that the expertise it had developed in extending and servicing installment credit to credit-impaired borrowers would enable it to profitably finance used automobile purchases by borrowers having similar credit profiles. The employment of additional senior and mid-level management personnel with substantial used automobile lending experience facilitated our entry into this segment of the consumer credit industry. Since 1991, we have evolved into a diversified consumer financial services company engaged in the origination and servicing of loans made to credit-impaired borrowers; used automobile lending through the purchase and servicing of used automobile sales contracts ("Automobile Sales Contracts"); insurance premium finance lending through the purchase of insurance premium finance contracts ("Premium Finance Contracts"); and selling insurance products on an agency basis.

The Company operates its finance businesses in South Carolina, North Carolina, Georgia, Tennessee, Virginia, Kentucky, Alabama, Mississippi, Ohio, Oklahoma and Texas. It operates its insurance businesses in South Carolina and North Carolina.


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

NET INTEREST MARGIN

The following table presents important data relating to our net interest margin for the quarters ended March 31, 2001 & 2000 and the years ended December 31, 2000 & 1999.


                                                                    March 31,        December 31,     March 31,       December 31,
                                                                    --------         -----------      --------        -----------
                                                                      2001              2000            2000             1999
                                                                      ----              ----            ----             ----
         Average Net Finance Receivables (1)                      $186,062,762      $169,390,119    $160,384,572     $162,784,651
         Average notes payable(1)                                  222,418,878       200,221,483     204,063,360      191,663,621
         Interest and fee income (2)                                18,529,310        65,614,280      16,060,814       59,140,308
         Interest expense (3)                                        5,634,820        20,124,545       4,695,534       17,146,411
                                                                     ---------        ----------       ---------       ----------
         Net interest income                                        12,894,490        45,489,735      11,365,280       41,993,897
         Average interest rate earned(1)                                39.83%            38.74%          40.06%           36.33%
         Average interest rate paid(1)                                  10.13%            10.05%           9.20%            8.95%
                                                                        ------            ------           -----            -----
         Net interest rate spread                                       29.70%            28.69%          30.86%           27.38%
         Net interest margin(4)                                         27.72%            26.86%          28.35%           25.80%

        (1)      Averages are computed using month-end balances during the year presented
        (2)      Excludes interest and fee income earned by Thaxton Insurance.
        (3)      Excludes interest expense paid on Thaxton Insurance related debt.
        (4)      Net interest margin represents net interest income divided by average Net Finance Receivables.


Results of Operations for the Three Months Ended March 31, 2001 and 2000

For the three months ended we incurred the normal liquidation of the loans we added during the fourth quarter of the previous year. Our gross finance receivables declined by $14,325,000 to $221,581,000 since December 31, 2000. Comparatively in 2000 for the same period our gross receivables declined $14,430,000 to $198,740,000. This is due to our normal business activity of our customers paying off the loans they took out during the 4th quarter of the previous year.

Our net finance receivables as of March 31, 2001 were $168,036,000 compared to $151,740,000 as of March 31, 2000, an increase of 10.7%. This increase is due to the addition of approximately $10 million of loans associated with the Quick Credit purchase during 2000 and growth of our current portfolio.

Due to this increase in our receivables our interest income increased to $18,529,000 for the current period from $16,061,000 for the same period last year. Our interest expense also increased this year to $5,635,000 from $4,696,000 in the prior period. This increase was 55% due to the volume of our loans increasing and 45% due to our interest rate increasing. The majority of our interest is variable, based on the Prime Rate, during the quarter the prime rate decreased significantly, however, the effect of this decrease will not be seen until the second quarter of 2001.

As to be expected with overall business growth our operating expenses also increased from $11,968,000 in 2000 to $13,653,000 in 2001 or 14%. This increase is related to normal growth of our business and an increase in salaries from the prior year.

Due to our revenues growth outpacing our expense growth our pretax income from continuing operations increased significantly from $365,000 in the 1st quarter of 2000 to $572,000 in 2001. The aforementioned reasons contributed to this increase.

The income along with the issuance of Series F Preferred Stock during the quarter, our stockholders equity increased to $4,360,000 from $3,759,000 at year end.

CREDIT LOSS EXPERIENCE

The following table sets forth our allowance for credit losses and credit loss experience at or over the periods presented.


                                                                                             March 31,       December 31,
                                                                                             ----------      ------------
                                                                                                2001            2000
                                                                                                ----            ----
Net finance receivables (1)                                                                 $175,947,368    $185,638,256
Allowance for credit losses                                                                   11,365,942      11,630,555
Allowance for credit losses as a percentage of net finance receivables (1)                         6.46%           6.27%
Dealer reserves and discounts on bulk purchases                                                  647,025         858,176
Dealer reserves and discounts on bulk purchases as percentage of Net Automobile Sales
Contracts at period end                                                                            2.55%           3.38%
Allowance for credit losses and dealer reserves and discount on bulk purchases (2)            12,012,967      12,488,731
Allowance for credit losses and dealer reserves as a percentage of finance receivables             6.83%           6.73%
Provision for credit losses                                                                    2,974,833      14,657,930
Charge-offs (net of recoveries)                                                                3,239,446      14,526,731
Charge-offs (net of recoveries) as a percentage of average net finance receivables (3)             7.36%           7.83%

(1) Net finance receivable balances are presented net of unearned finance charges, net unearned insurance premiums, dealer holdbacks and bulk purchase discounts, deferred loan costs, and exclude mortgage warehoused loans and commercial finance receivables.
(2)    Excludes valuation discount for acquired loans
(3)    March 31, 2001 is annualized for comparison purpose.

The following table sets forth certain information concerning our premium finance contracts at the end of the periods indicated:


                                                                                         At March 31,     At December 31,
                                                                                         ------------     ---------------
                                                                                             2001               2000
                                                                                             ----               ----

Premium finance contracts contractually past due 60 days or more(1)                         $848,350          $1,001,108

Premium finance contracts outstanding(1)                                                   8,310,787           7,355,818
Premium  finance  contracts  contractually  past due 60 days or more as a percentage of
premium finance contracts                                                                      10.21%              13.61%

(1)FINANCE RECEIVABLE BALANCES ARE PRESENTED NET OF UNEARNED FINANCE CHARGES.

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

As of April 4, 2001, $138.0 million was outstanding under our revolving credit line. An additional $14.3 million was available under the terms of this agreement to borrow against existing collateral, with $19.0 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of April 4, 2001, the interest rates for borrowings were 9% for the revolving credit line, and 10% for the term loan.

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

Beginning in March 1998, we registered under the Securities Act of 1933, as amended, a continuous offering of up to $50 million of subordinated notes which are sold primarily to individual investors in South Carolina, Ohio, and North Carolina. The maturities of the notes range from a daily (or demand) note to a sixty month note. Interest rates vary in accordance with the fixed rates offered by us from time to time. The notes are currently offered at rates ranging from 6.5% to 7.75%. As of March 31, 2001, approximately $54.5 million of notes were outstanding, all of which were issued under this federal registration or under predecessor intra-state offerings of subordinated notes. The net proceeds from the sale of these notes are used to temporarily reduce the borrowings under our credit facilities under our credit facilities with FINOVA.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's outstanding debt under the Revolving Credit Facility and Term Loan was $155.3 million at March 31, 2001. Interest on borrowings under these facilities is based on the prime rate. Based on the outstanding balance at March 31, 2001, a change of 1% in the prime interest rate would cause a change in interest expense of approximately $1,553,000 on an annual basis.

PART II

Item 1. Legal Proceedings
None

Item 2. Changes in Securities and Use of Proceeds
None

Item 3.  Defaults upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE THAXTON GROUP, INC.
                             -----------------------
                                  (Registrant)

Date: May 15, 2001                    By:/s/ JAMES D. THAXTON
                                      -----------------------

                                      James D. Thaxton
                                      President and Chief Executive Officer

Date: May 15, 2001                    By:/s/ ALLAN F. ROSS
                                      --------------------

                                      Allan F. Ross
                                      Vice President, Treasurer, Secretary, and
                                      Chief Financial Officer