Form 10-Q
period 2001-06-30
THAXTON GROUP INC
filed 2001-08-10
CIK 1001430

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (MARK ONE)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED JUNE 30, 2001


                                      OR


    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                       Commission file number 333-42623



                            THE THAXTON GROUP, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)



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
Yes _X_ No __



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                  Outstanding at August 10, 2001
               -----                  ------------------------------

           Common Stock                           6,849,355

                            THE THAXTON GROUP, INC.
                                   FORM 10-Q
                                 June 30, 2001

                               TABLE OF CONTENTS
                               -----------------

Item                                                                                           Page
                                                                                               ----
No.
----
                                               PART I
                                       Financial Information

1.   Financial Statements

     Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                           2

     Consolidated Statements of Income for the three months ended June 30, 2001 and 2000          3

     Consolidated Statements of Income for the six months ended June 30, 2001 and 2000            4

     Consolidated Statement of Stockholder Equity for the year ended December 31, 2000
     and the six-months ended June 30, 2001                                                       5

     Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000        6

     Notes to Consolidated Financial Statements                                                   7

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations       13

3.   Quantitative and Qualitative Disclosures About Market Risk                                  16


                                              PART II
                                         Other Information

1.   Legal Proceedings                                                                           17

2.   Changes in Securities and Use of Proceeds                                                   17

3.   Defaults Upon Senior Securities                                                             17

4.   Submission of Matters to a Vote of Security Holders                                         17

5.   Other Information                                                                           17

6.   Exhibits and Reports on Form 8-K                                                            17

Item 1: FINANCIAL STATEMENTS

                            THE THAXTON GROUP, INC.
                          Consolidated Balance Sheets
                       June 30, 2001 & December 31, 2000

                                                                                              June 30, 2001      December 31,
                                                                                              -------------      ------------
                                                                                               (Unaudited)           2000
                                                                                               -----------       ------------
Assets
------
Cash                                                                                           $  1,335,504      $  4,482,553
Finance receivables, net                                                                        173,120,891       177,943,646
Premises and equipment, net                                                                       4,532,038         5,011,856
Accounts receivable                                                                               1,472,520         2,154,637
Accounts receivable from affiliates                                                                 819,502           801,584
Repossessed automobiles                                                                             595,417           291,057
Deposit                                                                                           6,519,226         6,230,000
Goodwill and other intangible assets                                                             33,655,630        34,812,558
Other assets                                                                                      8,909,103         8,839,056
Assets of discontinued operations                                                                         -         6,981,166
                                                                                               ------------      ------------

Total assets                                                                                   $230,959,831      $247,548,113
                                                                                               ============      ============

Liabilities and Stockholders' Equity

Liabilities
Accrued interest payable                                                                       $  2,100,750      $  2,627,987
Notes payable                                                                                   212,907,218       232,605,414
Notes payable to affiliates                                                                       3,733,536         1,020,102
Accounts payable                                                                                  2,171,394         2,153,584
Employee savings plan                                                                               630,072           627,702
Other liabilities                                                                                 4,832,645         4,377,271
Liabilities of discontinued operations                                                              125,000           376,643
                                                                                               ------------      ------------

Total liabilities                                                                               226,500,615       243,788,703
                                                                                               ------------      ------------

Stockholders' Equity

Preferred Stock     $.01 par value:
  Series A:  400,000 shares authorized; issued and outstanding 10,440 shares in 2001, 10,440
shares in 2000; liquidation value $104,400 in 2001 and 2000                                             104               104
  Series C:  50,000 shares authorized issued and outstanding in 2001 and 2000; liquidation
value $500,000 in 2001 and 2000                                                                         500               500
  Series E:  800,000 shares authorized, issued and outstanding in 2001 and 2000; liquidation
value $8,000,000 in 2001 and 2000                                                                     8,000             8,000
  Series F:  100,000 shares authorized; issued and outstanding 20,000 shares in June 2001;
liquidation value $200,000 in 2001.                                                                     200                 -
Common stock, $.01 par value, 50,000,000 shares authorized; issued and outstanding
6,849,355 in 2001; 6,974,355 shares in 2000                                                          68,493            69,743
Additional paid-in-capital                                                                        8,831,599         8,610,549
Accumulated deficit                                                                              (4,449,680)       (4,929,486)
                                                                                               ------------      ------------

Total stockholders' equity                                                                        4,459,216         3,759,410
                                                                                               ------------      ------------

Total liabilities and stockholders' equity                                                     $230,959,831      $247,548,113
                                                                                               ============      ============

See accompanying notes to consolidated financial statements.

                            THE THAXTON GROUP, INC.
                       Consolidated Statements of Income
                   Three Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                                                         2001              2000
                                                                                                         ----              ----
Interest and fee income                                                                              $17,586,979       $15,350,284
Interest expense                                                                                       4,334,075         4,636,922
                                                                                                     -----------       -----------

Net interest income                                                                                   13,252,904        10,713,362
Provision for credit losses                                                                            3,634,475         2,804,951
                                                                                                     -----------       -----------

Net interest income after provision for credit losses                                                  9,618,429         7,908,411
Other income:
Insurance premiums and commissions, net                                                                3,339,247         3,247,669
Other income                                                                                           1,108,392         1,196,191
                                                                                                     -----------       -----------

Total other income                                                                                     4,447,639         4,443,860
                                                                                                     -----------       -----------

Operating expenses:
  Compensation and employee benefits                                                                   7,779,543         7,398,871
  Telephone, computers                                                                                   558,176           466,674
  Net occupancy                                                                                        1,609,346         1,290,317
  Reinsurance claims expense                                                                             419,299           110,255
  Advertising                                                                                            834,540           627,582
  Collection expense                                                                                     225,969            62,295
  Travel                                                                                                 325,938           335,512
  Professional fees                                                                                      258,868           125,431
  Office expense                                                                                         621,196           706,465
  Amortization expense                                                                                   606,637           531,829
  Other                                                                                                  260,034           643,260
                                                                                                     -----------       -----------
Total operating expenses                                                                              13,499,546        12,298,491
                                                                                                     -----------       -----------

Income from continuing operations before income tax expense                                              566,522            53,780
Income tax expense                                                                                       297,619           163,700
                                                                                                     -----------       -----------
Net income(loss) from continuing operations                                                              268,903          (109,920)
                                                                                                     -----------       -----------
Discontinued operations (Note 9)
Gain from discontinued operations of Paragon division(less income tax expense of $56,252 in
2000)                                                                                                          -           109,610
Loss from discontinued operations of  non-standard insurance division (less benefit from
income taxes of $35,299 in 2000)                                                                               -           (68,521)
Net income (loss)                                                                                        268,903           (68,831)

Dividends on preferred stock                                                                             189,568           177,612
                                                                                                     -----------       -----------

Net income (loss) applicable to common shareholders                                                  $    79,335       $  (246,443)
                                                                                                     -----------       -----------

Net income (loss) per common share--basic and diluted                                                       0.01             (0.03)
  From continuing operations                                                                                0.01             (0.04)
  From discontinued operations                                                                                 -              0.01

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                        Consolidated Statements of Income
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                                     2001              2000
                                                                                                     ----              ----
Interest and fee income                                                                          $36,116,289       $31,411,098
Interest expense                                                                                   9,806,699         9,332,456
                                                                                                 -----------       -----------

Net interest income                                                                               26,309,590        22,078,642
Provision for credit losses                                                                        6,609,308         5,929,522
                                                                                                 -----------       -----------

Net interest income after provision for credit losses                                             19,700,282        16,149,120
Other income:
Insurance premiums and commissions, net                                                            6,898,823         6,585,320
Other income                                                                                       2,307,772         2,297,517
                                                                                                 -----------       -----------

Total other income                                                                                 9,206,595         8,882,837
                                                                                                 -----------       -----------

Operating expenses:
  Compensation and employee benefits                                                              15,607,999        14,489,285
  Telephone, computers                                                                             1,156,983           993,809
  Net occupancy                                                                                    3,174,396         2,600,946
  Reinsurance claims expense                                                                         644,946           403,817
  Advertising                                                                                      1,488,273         1,171,501
  Collection expense                                                                                 329,291           126,964
  Travel                                                                                             548,196           507,776
  Professional fees                                                                                  529,843           341,501
  Office expense                                                                                   1,233,720         1,242,748
  Amortization expense                                                                             1,215,060         1,039,880
  Other                                                                                            1,386,168         1,348,106
                                                                                                 -----------       -----------
Total operating expenses                                                                          27,314,875        24,266,333
                                                                                                 -----------       -----------

Income from continuing operations before income tax expense                                        1,592,002           765,624
Income tax expense                                                                                   751,281           470,312
                                                                                                 -----------       -----------
Net income from continuing operations                                                                840,721           295,312
                                                                                                 -----------       -----------
Discontinued operations (Note 9)
Loss from discontinued operations of Paragon division (less benefit from income taxes of
$42,941 in 2000)                                                                                           -           (83,355)
Loss from discontinued operations of  non-standard insurance division (less benefit from
income taxes of $193,000 in 2000)                                                                          -          (373,766)
Net income (loss)                                                                                    840,721          (161,809)

Dividends on preferred stock                                                                         360,915           345,458
                                                                                                 -----------       -----------

Net income (loss) applicable to common shareholders                                              $   479,806       $  (507,267)
                                                                                                 ===========       ===========

Net income (loss) per common share--basic and diluted                                                   0.07             (0.07)
  From continuing operations                                                                            0.07             (0.01)
  From discontinued operations                                                                             -             (0.06)

See accompanying notes to consolidated financial statements.

                            THE THAXTON GROUP, INC.
                Consolidated Statements of Stockholders' Equity
        Year Ended December 31, 2000 and Six Months Ended June 30, 2001
                                  (Unaudited)

                                                                                         Additional                       Total
                                                                Common      Preferred      Paid-in       Retained     Stockholders'
                                                                 Stock        Stock        Capital       Earnings         Equity
                                                                 -----        -----        -------       --------         ------
Balance at December 31, 1999                                   $ 69,753      $10,104     $10,116,774   $  (394,052)    $ 9,802,579
                                                               --------      -------     -----------   -----------     -----------


Purchase and retirement of 974 shares of common stock               (10)           -          (7,725)            -          (7,735)
Repurchase of 1,500 shares of Series A preferred stock                -       (1,500)     (1,498,500)            -      (1,500,000)
Dividends paid on preferred stock                                     -            -               -      (723,885)       (723,885)
Net loss                                                              -            -               -    (3,811,549)     (3,811,549)
                                                               --------      -------     -----------   -----------     -----------

Balance at December 31, 2000                                   $ 69,743      $ 8,604     $ 8,610,549   $(4,929,486)    $ 3,759,410
                                                               --------      -------     -----------   -----------     -----------

Cancelled 135,000 shares of common stock                         (1,350)           -           1,350             -               -
Issued 20,000 shares of Series F preferred stock                                 200         199,800             -         200,000
Issued 10,000 shares of common stock as compensation                100            -          19,900             -          20,000
Dividends paid on preferred stock                                     -            -               -      (360,915)       (360,915)
Net income                                                            -            -               -       840,721         840,721
                                                               --------      -------     -----------   -----------     -----------

Balance at June 30, 2001                                       $ 68,493      $ 8,804     $ 8,831,599   $(4,449,680)    $ 4,459,216
                                                               ========      =======     ===========   ===========     ===========

See accompanying notes to consolidated financial statements.

                            THE THAXTON GROUP, INC.
                     Consolidated Statements of Cash Flows
                    Six Months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                                  June 30,          June 30,
                                                                                    2001              2000
                                                                                    ----              ----
Cash flows from operating activities:
Net income (loss)                                                               $    840,721      $   (161,809)
Adjustments to reconcile net income to
net cash provided by operating activities
    Provision for credit losses                                                    6,609,308         5,929,522
    Depreciation and amortization                                                  2,016,421         1,860,539
    Deferred taxes                                                                   751,281           470,312
    Decrease in accounts receivable                                                  690,643           568,062
    Non-cash compensation expense                                                     20,000                 -
    Decrease in other assets                                                         194,846           280,829
    Increase in accrued interest payable and other liabilities                     2,212,315           590,787
                                                                                ------------      ------------
Net cash provided by operating activities                                         13,335,535         9,538,242
                                                                                ------------      ------------

Cash flows from investing activities:
    Net decrease in finance receivables                                            3,913,895         3,779,559
    Net capital expenditures for premises and equipment                             (248,142)                -
    Cash paid for deposit with Voyager                                              (289,226)                -
    Proceeds from sale of Thaxton RBE                                                      -            75,000
                                                                                ------------      ------------
Net Cash provided by investing activities                                          3,376,527         3,854,559
                                                                                ------------      ------------

Cash flows from financing activities:
    Notes payable to affiliates                                                            -          (491,072)
    Repurchase of common stock                                                             -           (10,000)
    Dividends paid                                                                  (360,915)         (345,458)
    Net decrease in notes payable                                                (19,698,196)      (13,930,505)
    Proceeds from sale of Thaxton RBE stock by Thaxton RBE                                 -         2,000,000
    Issuance (repurchase) of preferred stock                                         200,000        (1,500,000)
                                                                                ------------      ------------
Net cash used by financing activities                                            (19,859,111)      (14,277,035)
                                                                                ------------      ------------

Net decrease in cash                                                              (3,147,049)         (884,234)
Cash at beginning of period                                                        4,482,553         2,036,104
                                                                                ------------      ------------
Cash at end of period                                                           $  1,335,504      $  1,151,870
                                                                                ============      ============

See accompanying notes to consolidated financial statements.

                            THE THAXTON GROUP, INC.
                  Notes to Consolidated Financial Statements
                      June 30, 2001 and December 31, 2000
                                  (Unaudited)

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

Information with respect to June 30, 2001 and 2000, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the six months and quarter ended June 30, 2001 are not necessarily indicative of results to be expected for the entire fiscal year.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

The Company expects to adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations.

(2)  Finance Receivables
------------------------

Finance receivables consisted of the following at June 30, 2001 and December 31, 2000:

                                                             June 30,         December 31,
                                                             --------         ------------
                                                               2001               2000
                                                               ----               ----
Automobile Sales Contracts                                $  28,182,493      $  31,196,711
Direct Loans                                                156,856,723        163,337,432
Mortgage Loans                                               29,803,095         29,908,119
Premium Finance Contracts                                     9,403,259          7,527,689
Commercial Loans                                              3,786,741          3,935,945
                                                          -------------      -------------

          Total finance receivables                         228,032,311        235,905,896

Unearned interest                                           (34,168,838)       (36,841,017)
Unearned insurance premiums, net                             (9,420,605)        (9,459,720)
Dealer Holdback and Bulk purchase discount                   (2,373,297)        (2,406,165)
Allowance for credit losses                                 (11,289,585)       (11,630,555)
Deferred Loan Cost, net                                       2,340,905          2,375,207
                                                          -------------      -------------

          Finance receivables, net                        $ 173,120,891      $ 177,943,646
                                                          =============      =============

Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer assigns receivables to us, either with or without recourse back to the dealer, on a loan-by-loan basis. We withhold a certain percentage of the proceeds, generally 10% to 20%, of the amount financed, as a reserve, which is used to cover any losses which occur on these loans. The agreements are structured such that, a dealer may reclaim a portion of these holdback reserves depending on the performance of the receivables. To the extent that losses from these holdback receivables occur, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $24,330,909 and $2,395,147, respectively, at June 30, 2001, and $24,034,958 and $2,310,745, respectively, at December 31, 2000.

At June 30, 2001, there were no significant concentrations of receivables in any type of property or to one borrower. These receivables are pledged as collateral for a line of credit agreement (see note 5).

Changes in the allowance for credit losses for the quarters ended June 30, 2001 and 2000, and the years ended December 31, 2000 and 1999 are as follows:

                                                               June 30,        December 31,         June 30,      December 31,
                                                               --------        ------------         --------      ------------
                                                                  2001             2000               2000            1999
                                                                  ----             ----               ----            ----
  Beginning balance                                           $ 11,630,555     $ 10,661,339       $10,661,339     $  4,710,829
  Valuation allowance for acquired loans                                 -          838,017                 -        6,276,309
  Provision for credit losses                                    6,609,308       14,657,930         5,929,522       11,937,679

  Charge-offs                                                   (7,914,695)     (16,052,319)       (7,218,682)     (13,461,390)
  Recoveries                                                       964,417        1,525,588           671,382        1,197,912
                                                              ------------     ------------           -------     ------------
  Net charge-offs                                               (6,950,278)     (14,526,731)       (6,547,300)     (12,263,478)
                                                              ------------     ------------       -----------     ------------

  Ending balance                                              $ 11,289,585     $ 11,630,555       $10,043,561     $ 10,661,339
                                                              ============     ============       ===========     ============

Our loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, we estimate that fair value of the finance receivables is not materially different from carrying value.

(3)  Premises and Equipment
---------------------------

A summary of premises and equipment at June 30, 2001 and December 31, 2000 follows:

                                                      June 30,      December 31,
                                                      --------      ------------
                                                         2001            2000
                                                         ----            ----
  Leasehold improvements                             $ 2,210,776    $ 2,159,214
  Furniture and fixtures                               2,797,163      2,721,965
  Equipment and automobiles                            7,852,966      7,658,183
                                                     -----------    -----------

               Total cost                             12,860,905     12,539,362
  Accumulated depreciation                             8,328,867      7,527,506
                                                     -----------    -----------

               Net premises and equipment            $ 4,532,038    $ 5,011,856
                                                     ===========    ===========

Depreciation expense was approximately $400,000 for the quarter ended June 30, 2001 and $801,000 year to date, compared to $335,000 for the quarter ended, and $664,000 for the six-months ended June 30, 2000.

(4)  Intangible Assets
----------------------

Intangible assets consisted of the following at June 30, 2001 and December 31, 2000. Weighted average amortization periods are shown in parentheses.

                                                      June 30,      December 31,
                                                      --------      ------------
                                                         2001            2000
                                                         ----            ----
  Covenants not to compete (5.5 years)               $   102,022    $   102,022
  Goodwill and purchase premium (22.7 years)          37,636,628     37,578,496
  Insurance expirations (17.9 years)                   1,890,301      1,890,301
                                                     -----------    -----------

               Total cost                             39,628,951     39,570,819

  Less accumulated amortization                        5,973,321      4,758,261
                                                     -----------    -----------

               Intangible assets, net                $33,655,630    $34,812,558
                                                     ===========    ===========

The Company acquired the majority of the intangibles in connection with our acquisition of FirstPlus Consumer Finance. Amortization expense was approximately $1,215,000 for the six-months and $606,000 for the quarter ended June 30, 2001, compared to $1,040,000 for the six-months and 532,000 for the quarter ended June 30, 2000.

(5)  Notes Payable and Notes Payable to Affiliates
--------------------------------------------------

At June 30, 2001 and December 31, 2000, notes payable consisted of the following:

                                                              June 30,      December 31,
                                                              --------      ------------
                                                                 2001            2000
                                                                 ----            ----
Senior Notes Payable/Lines of Credit                         $150,218,344   $178,278,386
Subordinated Notes payable to individuals with varying
maturity dates and rates ranging from 5 1/4% to 12%            60,402,037     51,721,405
Other subordinated notes payable to companies with varying
maturity dates and rates ranging from 4 1/4% to 10%             2,286,837      2,605,623
                                                             ------------   ------------

Total notes payable                                          $212,907,218   $232,605,414
                                                             ============   ============

Our credit facility with FINOVA, as amended on April 4, 2001, comprises a term loan with $22.5 million outstanding at June 30, 2001, and a revolving credit line used to finance consumer receivables. Maximum borrowings under the revolving credit line are limited to the lesser of $157 million, or 85% of eligible consumer finance receivables as defined by the agreement.

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

As of June 30, 2001, an additional $17.1 million was available under the terms of the revolving credit line to borrow against existing collateral, with $29.3 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of June 30, 2001, the interest rates for borrowings were 7.75% for the revolving credit line, and 8.75% for the term loan.

In February 1998, the Company terminated its intrastate offering in South Carolina and registered a $50.0 million continuous offering of subordinated notes with the Securities and Exchange Commission. In May 2001, the Company registered a $75.0 million continuous offering of subordinated notes with the Securities and Exchange Commission. The notes are offered primarily to individual investors. The maturity terms range from daily notes to sixty month notes, and term notes with maturities of one-month or more renew automatically unless the holder notifies the Company of his desire to redeem at maturity. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. Approximately $60.4 million at June 30, 2001, and $51.7 million in notes were outstanding at December 31, 2000, and are reflected as notes payable to individuals.

(6)  Preferred Stock
--------------------

In March 2001, the Company, through a private placement, issued 10,000 shares of Cumulative Series F preferred stock for $10 per share, to C.L. Thaxton, a director of the Company. The stock pays a dividend rate of 10% and is redeemable by the Company at any time at a price of $10 per share.

(7)  Earnings Per Share Information
-----------------------------------

The following is a summary of the earnings per share calculation for the six months and quarter ended June 30, 2001 and 2000:

                                                                                  Six Months Ended          Three Months Ended
                                                                                  ----------------          ------------------
                                                                               June 30,      June 30,     June 30,      June 30,
                                                                               --------      --------     --------      --------
                                                                                 2001          2000         2001          2000
                                                                                 ----          ----         ----          ----
BASIC & DILUTED
Net income (loss) from continuing operations                                   $  840,721   $  295,312   $  268,903    $ (109,920)
          Less:   Dividends on preferred stock                                    360,915      345,458      189,568       177,612
                                                                               ----------   ----------   ----------     ---------
Net income (loss) applicable to common shareholders (numerator)                   479,806      (50,146)      79,335      (287,532)

Average common shares outstanding (denominator)                                 6,898,641    6,974,465    6,841,855     6,974,355

Income (loss) per share from continuing operations - basic and diluted         $     0.07   $    (0.01)  $     0.01    $    (0.04)
                                                                               ==========   ==========   ==========    ==========

The earnings per share calculation does not include 10,440 shares of Preferred Series A and 50,000 shares of Preferred Series C stock, which are convertible to common shares, because the effect is anti-dilutive.



(8)  Business Segments
----------------------

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

The Company reports its results of operations in four primary segments: consumer finance; mortgage banking; insurance agency; and insurance non-standard risk bearing. The consumer finance segment provides financing to consumers with limited credit histories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company's mortgage banking operations were conducted through Paragon, a wholly-owned subsidiary acquired in November 1998. Paragon originated, closed, and funded predominantly B and C credit quality mortgage loans, which were warehoused until they could be packaged and sold to long term investors. Paragon received fee income from originating mortgages and the loans were generally sold at a premium to the permanent investor. The Company's insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance company for which business is placed. Insurance non-standard risk bearing consisted of selling non-standard automobile insurance, through agencies, where the Company retained a portion of the insurance risk.

The following table summarizes certain financial information concerning the Company's reportable operating segments for the quarter ended June 30, 2001, and the year ended December 31, 2000:

June 30, 2001                       Consumer
                                    --------
Income Statement Data               Finance       Insurance       Other         Total
                                    -------       ---------       -----         -----
Total Revenue                     $42,330,306    $2,474,891    $  517,687    $45,322,884
Net Interest Income                26,332,843      (371,423)      348,170     26,309,590
Provision for credit losses         6,561,570         7,738        40,000      6,609,308
Noninterest income                  6,731,704     2,474,891             -      9,206,595
Insurance premiums and
commissions, net                    4,974,164     1,924,659             -      6,898,823
Noninterest expenses               24,770,315     2,252,121       292,439     27,314,875
Depreciation and amortization       1,842,801       163,001        10,619      2,016,421
Net income                            902,049       (98,111)       36,783        840,721

Balance Sheet Data
Total assets                      224,034,767     3,339,748     3,585,316    230,959,831
Loans, net                        169,519,413             -     3,601,478    173,120,891
Allowance for credit losses        11,124,585             -       165,000     11,289,585
Intangibles                        32,275,640     1,379,990             -     33,655,630

                                   Consumer                                               Insurance      Mortgage
                                   --------                                               ---------      --------
                                   Finance      Insurance      Other         Total           RBE          Banking         Total
                                   -------      ---------      -----         -----           ---          -------         -----
December 31, 2000                                                         Continuing    (Discontinued  (Discontinued
Income Statement Data                                                     Operations     Operations)    Operations)
Total Revenue                    $ 79,536,374   $4,284,716   $1,060,693   $ 84,881,783     $1,875,013    $ 5,733,973  $ 92,490,769
Net Interest Income                44,823,340     (841,657)     671,132     44,652,815        (91,038)        87,853    44,649,630
Provision for credit losses        14,517,240            -      140,690     14,657,930          3,265      1,278,938    15,940,133
Noninterest income                 14,982,787    4,284,716            -     19,267,503      1,875,013      4,424,051    25,566,567
Insurance premiums and
commissions, net                   12,559,586    3,718,756            -     16,278,342      1,836,695              -    18,115,037
Noninterest expenses               43,772,059    4,885,507      451,462     49,109,028      2,478,255      8,778,129    60,365,412
Depreciation and amortization       3,331,621      360,225       19,619      3,711,465        148,726      1,448,554     5,308,745
Net income                            (83,428)    (365,339)      52,127       (396,640)      (374,682)    (3,040,226)   (3,811,549)

Balance Sheet Data
Total assets                      232,693,388    4,087,249    3,786,310    240,566,947              -      6,981,166   247,548,113
Loans, net                        174,132,701            -    3,810,945    177,943,646              -      5,558,974   183,502,620
Allowance for credit losses        11,505,555            -      125,000     11,630,555              -      1,278,938    12,909,493
Intangibles                        33,346,575    1,465,983            -     34,812,558              -              -    34,812,558

(9)  Discontinued Operations
----------------------------

In December 2000, the Board of Directors adopted a plan to discontinue operations in the Mortgage Banking market place. Paragon ceased operations in December of 2000, and its assets have either been sold, or are being held for ultimate sale or disposal.

The components of the assets and liabilities of discontinued operations in the consolidated balance sheets as of June 30, 2001 and December 31, 2000 are as follows:

                                                         Paragon
                                                         -------
                                                  June 30,     December 31,
                                                  --------     ------------
                                                    2001           2000
                                                    ----           ----
(1)Assets

        Accounts receivable..................     $  -----     $     8,526
        Loans held for Sale..................        -----       6,837,912
        Allowance for credit losses..........        -----      (1,278,938)
        Premises and equipment, net..........        -----          72,040
        Intangibles, net.....................        -----           -----
        Other assets.........................        -----       1,341,626
                                                  --------     -----------
Total assets of discontinued operations......     $  -----     $ 6,981,166
                                                  ========     ===========
Liabilities
        Accounts payable.....................     $  -----     $     2,762
        Other liabilities....................      125,000         373,881
                                                  --------     -----------
Total liabilities of discontinued operations      $125,000     $   376,643
                                                  ========     ===========

(10) Related Party Balances
     ----------------------

During the six-months ended June 30, 2001, the Company billed RBE approximately $750,000 for services performed. Furthermore, RBE and the Company continued to share common office space after the disposition and maintained a combined cash management arrangement. Due to these arrangements the Company had both a payable to RBE of approximately $3.7 million as well as a receivable from RBE for approximately $800,000 at June 30, 2001.

At June 30, 2001, there were approximately $2.0 million in outstanding premium finance receivables recorded by TICO Premium Finance that relate to insurance policies underwritten by RBE. In addition, for the quarter ended June 30, 2001, there were approximately $55,000 of reimbursements from RBE to TICO Premium Finance for losses incurred by TICO Premium Finance.

During the quarter ended June 30, 2001 there was approximately $13,000 of insurance commissions recognized by Thaxton Insurance Group on non-standard insurance policies that were issued through Thaxton Insurance Group as agent.

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

NET INTEREST MARGIN

The following table presents important data relating to our net interest margin for the six-months and three-months ended June 30, 2001 and 2000.

                                                          Three Months Ended                 Six Months Ended
                                                          ------------------                 ----------------
                                                    June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                                    -------------    -------------    -------------    -------------
     Average Net Finance Receivables (1)             $177,721,131     $165,466,874     $176,659,438     $162,925,723
     Average notes payable(1)                         214,041,846      204,542,283      216,637,138      204,572,821
     Interest and fee income (2)                       17,586,979       15,350,284       36,116,289       31,411,098
     Interest expense (3)                               4,334,075        4,636,922        9,806,699        9,332,456
                                                      -----------     ------------     ------------     ------------
     Net interest income                               13,252,904       10,713,362       26,309,590       22,078,642
     Average interest rate earned(1)                        39.58%           37.11%           40.89%           38.56%
     Average interest rate paid(1)                           8.10%            9.07%            9.05%            9.12%
                                                      -----------     ------------     ------------     ------------
     Net interest rate spread                               31.48%           28.04%           31.84%           29.44%
     Net interest margin(4)                                 29.83%           25.90%           29.79%           27.10%

(1) Averages are computed using month-end balances during the year presented.
(2) Excludes interest and fee income earned by Thaxton Insurance.
(3) Excludes interest expense paid on Thaxton Insurance related debt.
(4) Net interest margin represents net interest income divided by average Net Finance Receivables.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

Since December 31, 2000 we have experienced our normal liquidation of the loans we added during the fourth quarter of 2000 and have begun to build our receivable base back. Since December 31, 2000 our gross finance receivables have decreased by $7,874,000 to $228,032,000. In the comparative six-month period ended June 30, 2000, our gross receivables declined $2,512,000 to $210,658,000. This decline is due to the normal liquidation of our receivables from our increased year end activity and the sale of two consumer finance branches. The increase in the decline year from the prior year is due to an increase in our shorter term loan volume.

Our net finance receivables as of June 30, 2001 were $173,121,000 compared to $161,122,000 as of June 30, 2000, an increase of 7.4%. This increase is due to the addition of approximately $10 million of loans associated with the Quick Credit purchase during the third quarter of 2000 and growth of our current portfolio.

Due to this increase in our receivables our interest income increased to $36,116,000 for the current period from $31,411,000 for the same period last year. Our interest expense also increased this year to $9,807,000 from $9,332,000 in the prior period. The increase in expense was due to our increased volume, the average rate has declined slightly year over year.

As expected with overall business growth our operating expenses also increased from $24,266,000 in 2000 to $27,315,000 in 2001 or 12.6%. This increase is related to normal growth of our business, an increase in salaries, and additional offices from the prior year.

Due to our revenues growth outpacing our expense growth our net income from continuing operations increased significantly from $295,000 in the first six months of 2000 to $841,000 in 2001. The aforementioned reasons contributed to this increase.

The income along with the issuance of Series F Preferred Stock during the year and offset by the preferred dividends paid, our stockholders equity increased to $4,459,000 from $3,759,000 at year end.

Results of Operations for the Three Months Ended June 30, 2001 and 2000

For the three months ended our gross finance receivables have grown due to the slowing of the normal liquidation of our year end business and the increase in new receivables being added. Our gross finance receivables increased by $6,451,000 to $228,032,000 since March 31, 2001. Comparatively in 2000 for the same period our gross receivables increased $11,918,000 to $210,658,000.

Due to this increase in our receivables our interest income increased to $17,587,000 for the current period from $15,350,000 for the same period last year. Our interest expense actually decreased this year to $4,334,000 from $4,636,000 in the prior period. This is due to the drop in the prime interest rate of approximately 1.75 points.

As to be expected with overall business growth our operating expenses also increased from $12,298,000 in 2000 to $13,500,000 in 2001 or 9.8%. This increase is related to normal growth of our business and an increase in salaries from the prior year.

Due to our revenues growth outpacing our expense growth our net income from continuing operations increased significantly from a loss of $110,000 in the second quarter of 2000 to net income of $269,000 in the second quarter of 2001. The aforementioned reasons contributed to this increase.

CREDIT LOSS EXPERIENCE

The following table sets forth our allowance for credit losses and credit loss experience at or over the periods presented.

                                                                                                 June 30,          December 31,
                                                                                                 --------          ------------
                                                                                                    2001               2000
                                                                                                    ----               ----
Net finance receivables (1)                                                                    $180,623,735        $185,638,256
Allowance for credit losses                                                                      11,289,585          11,630,555
Allowance for credit losses as a percentage of net finance receivables (1)                             6.25%               6.27%
Dealer reserves and discounts on bulk purchases                                                   2,373,297           2,406,165
Dealer reserves and discounts on bulk purchases as percentage of Net Automobile Sales
Contracts at period end                                                                                8.42%               7.71%
Allowance for credit losses and dealer reserves and discount on bulk purchases (2)               13,662,882          14,036,720
Allowance for credit losses and dealer reserves as a percentage of finance receivables                 7.56%               7.56%
Provision for credit losses                                                                       6,609,308          14,657,930
Charge-offs (net of recoveries)                                                                   6,950,278          14,526,731
Charge-offs (net of recoveries) as a percentage of average net finance receivables (3)                 7.70%               7.83%

(1) Net finance receivable balances are presented net of unearned finance charges, net unearned insurance premiums, dealer holdbacks and bulk purchase discounts, deferred loan costs, and exclude mortgage warehoused loans and commercial finance receivables.
(2)  Excludes valuation discount for acquired loans.
(3)  June 30, 2001 is annualized for comparison purpose.

The following table sets forth certain information concerning our premium finance contracts at the end of the periods indicated:

                                                                                                                  At December 31,
                                                                                                                  ---------------
                                                                                              At June 30, 2001          2000
                                                                                              ----------------          ----
Premium finance contracts contractually past due 60 days or more(1)                              $  765,386          $1,001,108

Premium finance contracts outstanding(1)                                                          9,147,346           7,355,818
Premium  finance  contracts  contractually  past due 60 days or more as a percentage of
premium finance contracts                                                                              8.37%              13.61%

(1) Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2001, $22,091,493 was outstanding on our term loan. This loan amortizes with twenty-three equal monthly principal and interest payments of $600,000, with the remaining principal balance due one month thereafter.

As of July 31, 2001, $132.6 million was outstanding under our revolving credit line. An additional $21.8 million was available under the terms of this agreement to borrow against existing collateral, with $24.4 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of July 31, 2001, the interest rates for borrowings were 7.75% for the revolving credit line, and 8.75% for the term loan.

FINOVA has filed for Chapter 11 protection under the US Bankruptcy laws. On June 13, 2001 a plan was approved by a Federal Bankruptcy Court which provides for the orderly takeover of control of the company by a joint venture company owned by Berkshire Hathaway Inc., and Leucadia National Corporation. As noted above, our lending facility has just been amended, and our contract expiration date of 2004 been re-confirmed. All indications are that the plan will be accepted by FINOVA's creditors, and an orderly transition of ownership will be in place.

In May 2001, we registered under the Securities Act of 1933, as amended, a continuous offering of up to $75 million of subordinated notes which are sold primarily to individual investors in South Carolina, Ohio, and North Carolina. The maturities of the notes range from a daily (or demand) note to a sixty month note. Interest rates vary in accordance with the fixed rates offered by us from time to time. The notes are currently offered at rates ranging from 6.5% to 8.0%. As of July 31, 2001, approximately $64.7 million of notes were outstanding, all of which were issued under this federal registration or under predecessor intra-state offerings of subordinated notes. The net proceeds from the sale of these notes are used to temporarily reduce the borrowings under our credit facilities with FINOVA.

Management believes that the maximum borrowings available under our credit facilities with FINOVA, the net proceeds from the continued sale of subordinated notes, together with cash expected to be generated from operations, will provide the resources necessary to fund our liquidity and capital needs through 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

The Company expects to adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's outstanding debt under the Revolving Credit Facility and Term Loan was $150.2 million at June 30, 2001. Interest on borrowings under these facilities is based on the prime rate. Based on the outstanding balance at June 30, 2001, a change of 1% in the prime interest rate would cause a change in interest expense of approximately $1,502,000 on an annual basis.

The Company's outstanding receivables are not affected by external interest rate changes. This is due to the fact that the Company, like most other Non-Prime lending institutions, usually charges the maximum rate allowable by law or, in states such as South Carolina where there are no legal maximum rates, at competitive rates commensurate with the increased default risk and the higher cost of servicing and administering a portfolio of loans to such borrowers. This causes the interest rate risk on our outstanding receivables to be minimal.

PART II

Item 1. Legal Proceedings
None

Item 2. Changes in Securities and Use of Proceeds

On June 1, 2001, the Company issued 10,000 shares of Class A common stock to Grover Todd, an employee of the company, for compensation purposes. The stock was valued at $2.00 per share.

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


                            THE THAXTON GROUP, INC.
                            -----------------------
                                 (Registrant)


Date: August 10, 2001                   By: /s/ JAMES D. THAXTON
                                        ------------------------

                                        James D. Thaxton
                                        President and Chief Executive Officer


Date: August 10, 2001                   By: /s/ ALLAN F. ROSS
                                        ---------------------

                                        Allan F. Ross
                                        Vice President,
                                        Treasurer, Secretary, and
                                        Chief Financial Officer