Form 10-Q
period 2001-09-30
THAXTON GROUP INC
filed 2001-11-05
CIK 1001430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                                   (MARK ONE)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001



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

                     Issuer's telephone number: 803-285-4337



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at November 2, 2001
             -----                             -------------------------------
         Common Stock                                     6,849,355

                             THE THAXTON GROUP, INC.
                                    FORM 10-Q
                               September 30, 2001

                                TABLE OF CONTENTS
                                -----------------

Item                                                                                                Page
                                                                                                    ----
No.
--


                                               PART I
                                        Financial Information


1.   Financial Statements

     Consolidated Balance Sheets at September 30, 2001 and December 31, 2000                          2

     Consolidated Statements of Income for the three months ended September 30, 2001 and 2000         3

     Consolidated Statements of Income for the nine months ended September 30, 2001 and 2000          4

     Consolidated Statement of Stockholder Equity for the year ended December 31, 2000 and
     the nine months ended September 30, 2001                                                         5

     Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000      6

     Notes to Consolidated Financial Statements                                                       7

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           13

3.   Quantitative and Qualitative Disclosures About Market Risk                                      16


                                               PART II
                                          Other Information

1.   Legal Proceedings                                                                               17

2.   Changes in Securities and Use of Proceeds                                                       17

3.   Defaults Upon Senior Securities                                                                 17

4.   Submission of Matters to a Vote of Security Holders                                             17

5.   Other Information                                                                               17

6.   Exhibits and Reports on Form 8-K                                                                17

Item 1: FINANCIAL STATEMENTS

                             THE THAXTON GROUP, INC.
                           Consolidated Balance Sheets
                     September 30, 2001 & December 31, 2000

                                                                                                   September 30,     December 31,
                                                                                                   -------------     ------------
                                                                                                 2001 (Unaudited)        2000
                                                                                                 ----------------        ----
Assets
------

Cash                                                                                               $   2,120,129    $   4,482,553
Finance receivables, net                                                                             173,826,126      177,943,646
Premises and equipment, net                                                                            4,487,047        5,011,856
Accounts receivable                                                                                    1,265,220        2,154,637
Accounts receivable from affiliates                                                                            -          801,584
Repossessed automobiles                                                                                  631,606          291,057
Deposit                                                                                                6,637,588        6,230,000
Goodwill and other intangible assets                                                                  33,093,150       34,812,558
Other assets                                                                                           7,108,943        6,950,931
Assets of discontinued operations                                                                              -        6,981,166
                                                                                                   -------------    -------------

Total assets                                                                                       $ 229,169,809    $ 245,659,988
                                                                                                   =============    =============

Liabilities and Stockholders' Equity

Liabilities

Accrued interest payable                                                                           $   2,213,529    $   2,627,987
Notes payable                                                                                        216,584,430      232,605,414
Notes payable to affiliates                                                                                    -        1,020,102
Accounts payable                                                                                         538,820          265,459
Employee savings plan                                                                                    395,157          627,702
Other liabilities                                                                                      4,690,405        4,377,271
Liabilities of discontinued operations                                                                   125,000          376,643
                                                                                                   -------------    -------------

Total liabilities                                                                                    224,547,341      241,900,578
                                                                                                   -------------    -------------

Stockholders' Equity

Preferred Stock $.01 par value:
  Series A:  400,000 shares authorized; issued and outstanding 10,440 shares in 2001,
10,440 shares in 2000; liquidation value $104,400 in 2001 and 2000                                           104              104
  Series C:  50,000 shares authorized issued and outstanding in 2001 and 2000; liquidation
value $500,000 in 2001 and 2000                                                                              500              500
  Series E:  800,000 shares authorized, issued and outstanding in 2001 and 2000; liquidation
value $8,000,000 in 2001 and 2000                                                                          8,000            8,000
  Series F:  100,000 shares authorized; issued and outstanding 20,000 shares in 2001;
liquidation value $200,000 in 2001                                                                           200                -
Common stock, $.01 par value, 50,000,000 shares authorized; issued and outstanding 6,849,355
in 2001; 6,974,355 shares in 2000                                                                         68,493           69,743
Additional paid-in-capital                                                                             8,831,599        8,610,549
Accumulated deficit                                                                                   (4,286,428)      (4,929,486)
                                                                                                   -------------    -------------

Total stockholders' equity                                                                             4,622,468        3,759,410
                                                                                                   -------------    -------------

Total liabilities and stockholders' equity                                                         $ 229,169,809    $ 245,659,988
                                                                                                   =============    =============


See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                        Consolidated Statements of Income
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                                  2001           2000
                                                                                                  ----           ----
Interest and fee income                                                                       $ 18,615,606   $ 16,898,005
Interest expense                                                                                 4,782,926      5,227,085
                                                                                              ------------   ------------

Net interest income                                                                             13,832,680     11,670,920
Provision for credit losses                                                                      4,601,378      3,834,498
                                                                                              ------------   ------------

Net interest income after provision for credit losses                                            9,231,302      7,836,422
Other income:
Insurance premiums and commissions, net                                                          3,406,986      3,129,257
Other income                                                                                       970,227      1,173,910
                                                                                              ------------   ------------

Total other income                                                                               4,377,213      4,303,167
                                                                                              ------------   ------------

Operating expenses:
  Compensation and employee benefits                                                             7,424,889      6,863,219
  Telephone, computers                                                                             572,463        583,665
  Net occupancy                                                                                  1,652,977      1,453,522
  Reinsurance claims expense                                                                       460,652        244,148
  Advertising                                                                                      719,572        738,966
  Collection expense                                                                               142,358         62,464
  Travel                                                                                           330,032        345,791
  Professional fees                                                                                258,812        202,260
  Office expense                                                                                   638,481        655,160
  Amortization expense                                                                             608,181        594,610
  Other                                                                                             96,330        186,744
                                                                                              ------------   ------------
Total operating expenses                                                                        12,904,747     11,930,549
                                                                                              ------------   ------------

Income from continuing operations before income tax expense                                        703,768        209,040
Income tax expense                                                                                 344,280        176,074
                                                                                              ------------   ------------
Net income from continuing operations                                                              359,488         32,966
Discontinued operations (Note 9)
Loss from discontinued operations of Paragon division(less income tax benefit of $20,777 in
2000)                                                                                                    -        (40,331)
Loss from discontinued operations of  non-standard insurance division (less benefit from
income taxes of $52,289 in 2000)                                                                         -       (101,503)
                                                                                              ------------   ------------
Net income (loss)                                                                                  359,488       (108,868)

Dividends on preferred stock                                                                       196,236        188,235
                                                                                              ------------   ------------

Net income (loss) applicable to common shareholders                                           $    163,252   $   (297,103)
                                                                                              ============   ============

Net income (loss) per common share--basic and diluted                                                 0.02          (0.04)
  From continuing operations                                                                          0.02          (0.02)
  From discontinued operations                                                                           -          (0.02)



See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                        Consolidated Statements of Income
                  Nine months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                           2001           2000
                                                                                           ----           ----
Interest and fee income                                                                    $ 54,731,895   $ 48,309,103
Interest expense                                                                             14,589,625     14,559,541
                                                                                           ------------   ------------

Net interest income                                                                          40,142,270     33,749,562
Provision for credit losses                                                                  11,210,686      9,764,020
                                                                                           ------------   ------------

Net interest income after provision for credit losses                                        28,931,584     23,985,542
Other income:
Insurance premiums and commissions, net                                                      10,305,809      9,714,577
Other income                                                                                  3,277,999      3,471,427
                                                                                           ------------   ------------

Total other income                                                                           13,583,808     13,186,004
                                                                                           ------------   ------------

Operating expenses:
  Compensation and employee benefits                                                         23,032,888     21,352,504
  Telephone, computers                                                                        1,729,446      1,577,474
  Net occupancy                                                                               4,827,373      4,054,468
  Reinsurance claims expense                                                                  1,105,598        647,965
  Advertising                                                                                 2,207,845      1,910,467
  Collection expense                                                                            471,649        189,428
  Travel                                                                                        878,228        853,567
  Professional fees                                                                             788,655        543,761
  Office expense                                                                              1,872,201      1,897,908
  Amortization expense                                                                        1,823,241      1,634,490
  Other                                                                                       1,482,498      1,534,850
                                                                                           ------------   ------------
Total operating expenses                                                                     40,219,622     36,196,882
                                                                                           ------------   ------------

Income from continuing operations before income tax expense                                   2,295,770        974,664
Income tax expense                                                                            1,095,561        646,386
                                                                                           ------------   ------------
Net income from continuing operations                                                         1,200,209        328,278
Discontinued operations (Note 9)
Loss from discontinued operations of Paragon division (less benefit from income taxes of
$63,717 in 2000)                                                                                      -       (123,685)
Loss from discontinued operations of  non-standard insurance division (less benefit from
income taxes of $244,836 in 2000)                                                                     -       (475,268)
                                                                                           ------------   ------------
Net income (loss)                                                                             1,200,209       (270,675)

Dividends on preferred stock                                                                    557,151        533,693
                                                                                           ------------   ------------

Net income (loss) applicable to common shareholders                                        $    643,058   $   (804,368)
                                                                                           ============   ============

Net income (loss) per common share--basic and diluted                                              0.09          (0.12)
  From continuing operations                                                                       0.09          (0.03)
  From discontinued operations                                                                        -          (0.09)



See accompanying notes to consolidated financial statements

                             THE THAXTON GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
      Year Ended December 31, 2000 and Nine months Ended September 30, 2001
                                   (Unaudited)

                                                                                        Additional                      Total
                                                            Common        Preferred       Paid-in       Retained    Stockholders'
                                                             Stock          Stock         Capital       Earnings        Equity
                                                             -----          -----         -------       --------        ------
Balance at December 31, 1999                             $     69,753   $     10,104   $ 10,116,774   $   (394,052)  $  9,802,579
                                                         ------------   ------------   ------------   ------------   ------------


Purchase and retirement of 974 shares of common stock             (10)             -         (7,725)             -         (7,735)
Repurchase of 1,500 shares of Series A preferred stock              -         (1,500)    (1,498,500)             -     (1,500,000)
Dividends paid on preferred stock                                   -              -              -       (723,885)      (723,885)
Net loss                                                            -              -              -     (3,811,549)    (3,811,549)
                                                         ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2000                             $     69,743   $      8,604   $  8,610,549   $ (4,929,486)  $  3,759,410
                                                         ------------   ------------   ------------   ------------   ------------

Cancelled 135,000 shares of common stock                       (1,350)             -          1,350              -              -
Issued 20,000 shares of Series F preferred stock                                 200        199,800              -        200,000
Issued 10,000 shares of common stock as compensation              100              -         19,900              -         20,000
Dividends paid on preferred stock                                   -              -              -       (557,151)      (557,151)
Net income                                                          -              -              -      1,200,209      1,200,209
                                                         ------------   ------------   ------------   ------------   ------------

Balance at September 30, 2001                            $     68,493   $      8,804   $  8,831,599   $ (4,286,428)  $  4,622,468
                                                         ============   ============   ============   ============   ============



See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                September 30,   September 30,
                                                                -------------   -------------
                                                                     2001            2000
                                                                     ----            ----
Cash flows from operating activities:
Net income (loss)                                                $  1,200,209    $   (270,675)
Adjustments to reconcile net income to
net cash provided by operating activities
    Provision for credit losses                                    11,210,686       9,764,020
    Depreciation and amortization                                   3,035,895       2,908,524
    Deferred taxes                                                  1,095,561         337,833
    Decrease in accounts receivable                                 1,191,499         701,607
    Non-cash compensation expense                                      20,000               -
    Decrease in other assets                                       (4,330,949)     (8,554,997)
    Increase in accrued interest payable and other liabilities     (1,409,175)        (40,661)
                                                                 ------------    ------------
Net cash provided by operating activities                          12,013,726       4,845,651
                                                                 ------------    ------------

Cash flows from investing activities:
    Net decrease(increase) in finance receivables                   4,117,520     (11,635,556)
    Net capital expenditures for premises and equipment              (687,845)     (1,463,505)
    Cash paid for deposit with Voyager                               (407,588)              -
    Proceeds from sale of Thaxton RBE                                       -          75,000
                                                                 ------------    ------------
Net Cash provided by (used in) investing activities                 3,022,087     (13,024,061)
                                                                 ------------    ------------

Cash flows from financing activities:
    Notes payable to affiliates                                    (1,020,102)       (491,072)
    Repurchase of common stock                                              -         (10,000)
    Dividends paid                                                   (557,151)       (533,693)
    Net increase(decrease) in notes payable                       (16,020,984)     14,144,343
    Proceeds from sale of Thaxton RBE stock by Thaxton RBE                  -       2,000,000
    Issuance (repurchase) of preferred stock                          200,000      (1,500,000)
                                                                 ------------    ------------
Net cash used by financing activities                             (17,398,237)     13,609,578
                                                                 ------------    ------------

Net increase(decrease) in cash                                     (2,362,424)      5,431,168
Cash at beginning of period                                         4,482,553       2,036,104
                                                                 ------------    ------------
Cash at end of period                                            $  2,120,129    $  7,467,272
                                                                 ============    ============



See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                   Notes to Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

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

Information with respect to September 30, 2001 and 2000, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-KSB when reviewing interim financial statements. The results of operations for the nine months and quarter ended September 30, 2001 are not necessarily indicative of results to be expected for the entire fiscal year.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after September 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

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

(2) Finance Receivables
-----------------------

Finance receivables consisted of the following at September 30, 2001 and December 31, 2000:

                                             September 30,     December 31,
                                             -------------     ------------
                                                  2000             2001
                                                  ----             ----

Automobile Sales Contracts                   $  25,176,903    $  31,196,711
Direct Loans                                   161,913,029      163,337,432
Mortgage Loans                                  29,460,615       29,908,119
Premium Finance Contracts                        9,384,065        7,527,689
Commercial Loans                                 3,558,704        3,935,945
                                             -------------    -------------

          Total finance receivables            229,493,316      235,905,896

Unearned interest                              (34,247,093)     (36,841,017)
Unearned insurance premiums, net                (9,701,472)      (9,459,720)
Dealer Holdback and Bulk purchase discount      (2,072,085)      (2,406,165)
Allowance for credit losses                    (12,021,285)     (11,630,555)
Deferred Loan Cost, net                          2,374,745        2,375,207
                                             -------------    -------------

          Finance receivables, net           $ 173,826,126    $ 177,943,646
                                             =============    =============


Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer assigns receivables to us, either with or without recourse back to the dealer, on a loan-by-loan basis. We withhold a certain percentage of the proceeds, generally 10% to 20%, of the amount financed, as a reserve, which is used to cover any losses which occur on these loans. The agreements are structured such that, a dealer may reclaim a portion of these holdback reserves depending on the performance of the receivables. To the extent that losses from these holdback receivables occur, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $20,676,750 and $2,116,085, respectively, at September 30, 2001, and $24,034,958 and $2,310,745, respectively, at December 31, 2000.

At September 30, 2001, there were no significant concentrations of receivables in any type of property or to one borrower. These receivables are pledged as collateral for a line of credit agreement (see note 5).

Changes in the allowance for credit losses for the quarters ended September 30, 2001 and 2000, and the years ended December 31, 2000 and 1999 are as follows:

                                         September 30,    December 31,  September 30,    December 31,
                                         -------------    ------------  -------------    ------------
                                             2001            2000            2000            1999
                                             ----            ----            ----            ----
Beginning balance                        $ 11,630,555    $ 10,661,339    $ 10,661,339    $  4,710,829
Valuation allowance for acquired loans              -         838,017         838,017       6,276,309
Provision for credit losses                11,210,686      14,657,930       9,764,020      11,937,679

Charge-offs                               (12,211,504)    (16,052,319)    (11,746,550)    (13,461,390)
Recoveries                                  1,391,548       1,525,588       1,080,148       1,197,912
                                         ------------    ------------    ------------    ------------
Net charge-offs                           (10,819,956)    (14,526,731)    (10,666,402)    (12,263,478)
                                         ------------    ------------    ------------    ------------

Ending balance                           $ 12,021,285    $ 11,630,555    $ 10,596,974    $ 10,661,339
                                         ============    ============    ============    ============


Our loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, we estimate that fair value of the finance receivables is not materially different from carrying value.

(3) Premises and Equipment
--------------------------

A summary of premises and equipment at September 30, 2001 and December 31, 2000 follows:

                                                   September 30,  December 31,
                                                   -------------  ------------
                                                        2001          2000
                                                        ----          ----

  Leasehold improvements                              2,266,938   $ 2,159,214
  Furniture and fixtures                              3,041,060     2,721,965
  Equipment and automobiles                           7,685,594     7,658,183
                                                    -----------   -----------

                     Total cost                      12,993,592    12,539,362
  Accumulated depreciation                            8,506,545     7,527,506
                                                    -----------   -----------

                     Net premises and equipment     $ 4,487,047   $ 5,011,856
                                                    ===========   ===========

Depreciation expense was approximately $412,000 for the quarter ended September 30, 2001 and $1,213,000 year to date, compared to $368,000 for the quarter ended, and $1,099,000 for the nine months ended September 30, 2000.

(4) Intangible Assets
---------------------

Intangible assets consisted of the following at September 30, 2001 and December 31, 2000. Weighted average amortization periods are shown in parentheses.

                                              September 30,    December 31,
                                              -------------    ------------
                                                   2001            2000
                                                   ----            ----

 Covenants not to compete (5.5 years)          $   102,022     $   102,022
 Goodwill and purchase premium (22.7 years)     37,682,329      37,578,496
 Insurance expirations (17.9 years)              1,890,301       1,890,301
                                               -----------     -----------

                    Total cost                  39,674,652      39,570,819

 Less accumulated amortization                   6,581,502       4,758,261
                                               -----------     -----------

                    Intangible assets, net     $33,093,150     $34,812,558
                                               ===========     ===========

The Company acquired the majority of the intangibles in connection with our acquisition of FirstPlus Consumer Finance. Amortization expense was approximately $1,823,000 for the nine months and $608,000 for the quarter ended September 30, 2001, compared to $1,634,000 for the nine months and 595,000 for the quarter ended September 30, 2000.

(5) Notes Payable and Notes Payable to Affiliates
-------------------------------------------------

At September 30, 2001 and December 31, 2000, notes payable consisted of the following:

                                                            September 30,   December 31,
                                                            -------------   ------------
                                                                 2001           2000
                                                                 ----           ----
Senior Notes Payable/Lines of Credit                         $146,767,630   $178,278,386
Subordinated Notes payable to individuals with varying
maturity dates and rates ranging from 5 1/4% to 12%            67,561,238     51,721,405
Other subordinated notes payable to companies with varying
maturity dates and rates ranging from 4 1/4% to 10%             2,255,562      2,605,623
                                                             ------------   ------------

Total notes payable                                          $216,584,430   $232,605,414
                                                             ============   ============


Our credit facility with FINOVA, as amended on April 4, 2001, comprises a term loan with $21.2 million outstanding at September 30, 2001, and a revolving credit line used to finance consumer receivables. Maximum borrowings under the revolving credit line are limited to the lesser of $157 million, or 85% of eligible consumer finance receivables as defined by the agreement.

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

As of September 30, 2001, an additional $20.9 million was available under the terms of the revolving credit line to borrow against existing collateral, with $31.5 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of September 30, 2001, the interest rates for borrowings were 7.00% for the revolving credit line, and 8.00% for the term loan.

In February 1998, the Company terminated its intrastate offering in South Carolina and registered a $50.0 million continuous offering of subordinated notes with the Securities and Exchange Commission. In May 2001, the Company registered a $75.0 million continuous offering of subordinated notes with the Securities and Exchange Commission. The notes are offered primarily to individual investors. The maturity terms range from daily notes to sixty month notes, and term notes with maturities of one-month or more renew automatically unless the holder notifies the Company of his desire to redeem at maturity. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. Approximately $67.6 million at September 30, 2001, and $51.7 million in notes were outstanding at December 31, 2000, and are reflected as notes payable to individuals.

(6) Stock Issuance
------------------

In March 2001, the Company, through a private placement, issued 20,000 shares of Cumulative Series F preferred stock for $10 per share, to C.L. Thaxton, a director of the Company. The stock pays a dividend rate of 10% and is redeemable by the Company at any time at a price of $10 per share.

In June 2001, the Company issued 10,000 shares of common stock at $2 per share to an employee as compensation. Due to the non-trading nature of the Company's common stock the value was determined by management's best estimate at the time of issuance based upon the Company's actual and forecasted operating performance.

(7) Earnings Per Share Information
----------------------------------

The following is a summary of the earnings per share calculation for the nine months and quarter ended September 30, 2001 and 2000:

                                                                   Nine months Ended              Three Months Ended
                                                                   -----------------              ------------------
                                                              September 30,   September 30,  September 30,  September 30,
                                                              -------------  --------------  -------------  -------------
                                                                   2001           2000            2001           2000
                                                                   ----           ----            ----           ----
BASIC & DILUTED
Net income from continuing operations                          $ 1,200,209    $   328,278     $   359,488    $    32,966
      Less: Dividends on preferred stock                           557,151        533,693         196,236        188,235
                                                               -----------    -----------     -----------    -----------
Net income (loss) applicable to common shareholders                643,058       (205,415)        163,252       (155,269)
(numerator)

Average common shares outstanding (denominator)                  6,883,855      6,974,615       6,849,355      6,974,355

Income (loss) per share from continuing operations - basic
and diluted                                                    $      0.09    $     (0.03)    $      0.02    $     (0.02)
                                                               ===========    ===========     ===========    ===========


The earnings per share calculation does not include 10,440 shares of Preferred Series A and 50,000 shares of Preferred Series C stock, which are convertible to common shares, because the effect is anti-dilutive.

(8) Business Segments
---------------------

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

The following table summarizes certain financial information concerning the Company's reportable operating segments for the nine month period ended September 30, 2001, and the year ended December 31, 2000:

September 30, 2001            Consumer
                              --------
Income Statement Data          Finance       Insurance        Other          Total
                               -------       ---------        -----          -----
Total Revenue               $ 64,124,543   $  3,413,510   $    777,650   $ 68,315,703
Net Interest Income           40,141,001       (531,531)       532,800     40,142,270
Provision for credit losses   11,096,593         13,745        100,348     11,210,686
Noninterest income            10,170,324      3,413,484              -     13,583,808
Insurance premiums and
commissions, net               7,445,039      2,860,770              -     10,305,809
Noninterest expenses          36,720,243      3,323,642        175,737     40,219,622
Depreciation and
amortization                   2,776,703        243,370         15,927      3,036,000
Net income                     1,446,109       (291,515)        45,615      1,200,209

Balance Sheet Data
Total assets                 223,404,105      2,440,738      3,324,966    229,169,809
Loans, net                   170,492,051              -      3,334,075    173,826,126
Allowance for credit losses   11,796,656              -        224,629     12,021,285
Intangibles                   31,754,806      1,338,344              -     33,093,150

                              Consumer                                                    Insurance      Mortgage
                              --------                                                    ---------      --------
                               Finance       Insurance        Other          Total           RBE          Banking         Total
                               -------       ---------        -----          -----           ---          -------         -----
December 31, 2000                                                          Continuing   (Discontinued  (Discontinued
Income Statement Data                                                      Operations     Operations)    Operations)
Total Revenue               $  79,536,374  $   4,284,716  $   1,060,693  $  84,881,783  $   1,875,013   $  5,733,973  $  92,490,769
Net Interest Income            44,823,340       (841,657)       671,132     44,652,815        (91,038)        87,853     44,649,630
Provision for credit losses    14,517,240              -        140,690     14,657,930          3,265      1,278,938     15,940,133
Noninterest income             14,982,787      4,284,716              -     19,267,503      1,875,013      4,424,051     25,566,567
Insurance premiums and
commissions, net               12,559,586      3,718,756              -     16,278,342      1,836,695              -     18,115,037
Noninterest expenses           43,772,059      4,885,507        451,462     49,109,028      2,478,255      8,778,129     60,365,412
Depreciation and
amortization                    3,331,621        360,225         19,619      3,711,465        148,726      1,448,554      5,308,745
Net income                        (83,428)      (365,339)        52,127       (396,640)      (374,682)    (3,040,226)    (3,811,549)

Balance Sheet Data
Total assets                  230,805,263      4,087,249      3,786,310    238,678,822              -      6,981,166    245,659,988
Loans, net                    174,132,701              -      3,810,945    177,943,646              -      5,558,974    183,502,620
Allowance for credit losses    11,505,555              -        125,000     11,630,555              -      1,278,938     12,909,493
Intangibles                    33,346,575      1,465,983              -     34,812,558              -              -     34,812,558

(9) Discontinued Operations
---------------------------

In December 2000, the Board of Directors adopted a plan to discontinue operations in the Mortgage Banking market place. Paragon ceased operations in December of 2000, and its assets have been sold.

The components of the assets and liabilities of discontinued operations in the consolidated balance sheets as of September 30, 2001 and December 31, 2000 are as follows:

                                                       Paragon
                                                       -------
                                             September 30,   December 31,
                                             -------------   ------------
                                                  2001          2000
                                                  ----          ----
(1)Assets
        Accounts receivable ................   $   -----     $     8,526
           Loans held for Sale .............       -----       6,837,912
        Allowance for credit losses ........       -----      (1,278,938)
        Premises and equipment, net ........       -----          72,040
        Intangibles, net ...................       -----           -----
        Other assets .......................       -----       1,341,626
                                               ---------     -----------
Total assets of discontinued operations ....   $   -----     $ 6,981,166
                                               =========     ===========
Liabilities

        Accounts payable ...................   $   -----     $     2,762
        Other liabilities ..................     125,000         373,881
                                               ---------     -----------
Total liabilities of discontinued operations   $ 125,000     $   376,643
                                               =========     ===========


(10) Related Party Balances
     ----------------------
During the nine months ended September 30, 2001, the Company billed RBE approximately $900,000 for services performed. RBE and the Company continue to share common office space. During the quarter the Company paid off their net payable to RBE.

At September 30, 2001, there were approximately $1.9 million in outstanding premium finance receivables recorded by TICO Premium Finance that relate to insurance policies underwritten by RBE. In addition, for the quarter ended September 30, 2001, there were approximately $28,000 of reimbursements from RBE to TICO Premium Finance for losses incurred by TICO Premium Finance.

During the quarter ended September 30, 2001 there was approximately $15,000 of insurance commissions recognized by Thaxton Insurance Group on non-standard insurance policies that were issued through Thaxton Insurance Group as agent.

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

NET INTEREST MARGIN

The following table presents important data relating to our net interest margin for the nine months and three-months ended September 30, 2001 and 2000.

                                                       Three Months Ended               Nine months Ended
                                                       ------------------               -----------------
                                                  September 30,   September 30,   September 30,   September 30,
                                                  -------------   -------------   -------------   -------------
                                                      2001            2000             2001           2000
                                                      ----            ----             ----           ----
     Average Net Finance Receivables (1)          $181,397,185    $180,732,384     $178,238,918   $169,682,207
     Average notes payable(1)                      213,647,108     200,735,936      215,640,461    193,121,081
     Interest and fee income (2)                    18,615,606      16,898,005       54,731,895     48,309,103
     Interest expense (3)                            4,622,818       5,227,085       14,058,094     14,559,541
                                                  ------------    ------------     ------------   ------------
     Net interest income                            13,992,788      11,670,920       40,673,801     33,749,562
     Average interest rate earned(1)                     41.05%          37.40%           40.94%         37.96%
     Average interest rate paid(1)                        8.66%          10.41%            8.69%         10.05%
                                                  ------------    ------------     ------------   ------------
     Net interest rate spread                            32.39%          26.99%           32.25%         27.91%
     Net interest margin(4)                              30.86%          25.83%           30.43%         26.52%

     (1) Averages are computed using month-end balances during the year presented.
     (2)  Excludes interest and fee income earned by Thaxton Insurance.
     (3)  Excludes interest expense paid on Thaxton Insurance related debt.
     (4) Net interest margin represents net interest income divided by average Net Finance Receivables.

Results of Operations for the Nine months Ended September 30, 2001 and 2000

Since December 31, 2000 our gross finance receivables have decreased by $6,413,000 to $229,493,000. This decline has been due to the liquidation of a portion of our vehicle receivables and the sale of two consumer finance branches. Compared to September 30, 2000 our gross finance receivables have increased $4,830,000 this increase is due to an increase in our direct loan business and partially offset by the liquidation of our vehicle receivables. Our net finance receivables as of September 30, 2001 were $173,826,000 compared to $169,407,000 as of September 30, 2000, an increase of 2.6%.

Our interest income increased to $54,732,000 for the current period from $48,309,000 for the same period last year. This is due to a full year of earning on loans acquired late in the third quarter of 2000 along with an initiative to increase our rates on renewals. Our interest expense is relatively unchanged from the prior year $14,590,000 in 2001, $14,560,000 in the prior period. The increase in payable balances has been offset by the decrease in interest rate, we expect to see significant savings in interest expense comparative to the prior year in the fourth quarter.

As expected with overall business growth our operating expenses also increased from $36,197,000 in 2000 to $40,220,000 in 2001 or 11.1%. This increase is related to normal growth of our business, an increase in salaries, and additional offices from the prior year.

Due to our revenue growth outpacing our expense growth our net income from continuing operations increased significantly from $328,000 in the first nine months of 2000 to $1,200,000 in 2001. The aforementioned reasons contributed to this increase.

The income along with the issuance of Series F Preferred Stock during the year and offset by the preferred dividends paid, caused our stockholders equity to increase to $4,622,000 from $3,759,000 at year end.

Results of Operations for the Three Months Ended September 30, 2001 and 2000

For the three months ended our gross finance receivables have grown, with the our direct loans adding significantly for the quarter, offset by some liquidations in our vehicle portfolio. Our gross finance receivables increased by $1,461,000 to $229,493,000 since June 30, 2001. Comparatively in 2000 for the same period our gross receivables increased $14,006,000 to $224,663,000. This was caused by the purchase of $13,000,000 in receivables from QuickCredit in August of 2000. Adjusting for the purchase of the QuickCredit receivables, our receivable growth was relatively constant between the two years.

Due to our increased receivables for the year our interest income increased to $18,616,000 for the current period compared to $16,898,000 for the same period last year. Our interest expense actually decreased this year to $4,783,000 from $5,227,000 in the prior period. This is due to a drop in the prime interest rate of approximately 3.50 points compared to the prior year period.

As to be expected with overall business growth our operating expenses also increased from $11,931,000 in 2000 to $12,905,000 in 2001 or 8.2%. This increase is related to normal growth of our business and an increase in salaries from the prior year.

Due to our revenue growth outpacing our expense growth our net income from continuing operations increased significantly from $33,000 in the third quarter of 2000 to net income of $359,000 in the third quarter of 2001.

CREDIT LOSS EXPERIENCE

The following table sets forth our allowance for credit losses and credit loss experience at or over the periods presented.

                                                                                              September 30,        December 31,
                                                                                              -------------        ------------
                                                                                                   2001                2000
                                                                                                   ----                ----
Net finance receivables (1)                                                                    $182,288,707        $185,638,256
Allowance for credit losses                                                                      12,021,285          11,630,555
Allowance for credit losses as a percentage of net finance receivables (1)                             6.59%               6.27%

Dealer reserves and discounts on bulk purchases                                                   2,072,085           2,406,165
Dealer reserves and discounts on bulk purchases as percentage of Net Automobile Sales
Contracts at period end                                                                                8.23%               7.71%
Allowance for credit losses and dealer reserves and discount on bulk purchases (2)               14,093,370          14,036,720
Allowance for credit losses and dealer reserves as a percentage of finance receivables                 7.73%               7.56%
Provision for credit losses                                                                      11,210,686          14,657,930
Charge-offs (net of recoveries)                                                                  10,819,956          14,526,731
Charge-offs (net of recoveries) as a percentage of  net finance receivables (3)                        7.91%               7.83%

(1) Net finance receivable balances are presented net of unearned finance charges, net unearned insurance premiums, dealer holdbacks and bulk purchase discounts, deferred loan costs, and exclude mortgage warehoused loans and commercial finance receivables.
(2)  Excludes valuation discount for acquired loans.
(3)  September 30, 2001 is annualized for comparison purpose.

The following table sets forth certain information concerning our premium finance contracts at the end of the periods indicated:

                                                                                           At September 30,     At December 31,
                                                                                           ----------------     ---------------
                                                                                                 2001                 2000
                                                                                                 ----                 ----
Premium finance contracts contractually past due 60 days or more(1)                          $    793,472         $ 1,001,108

Premium finance contracts outstanding(1)                                                        9,118,595           7,355,818
Premium  finance  contracts  contractually  past due 60 days or more as a percentage of
premium finance contracts                                                                            8.70%              13.61%

(1) Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2001, $20,776,000 was outstanding on our term loan. This loan amortizes with twenty-three equal monthly principal and interest payments of $600,000, with the remaining principal balance due one month thereafter.

As of October 31, 2001, $129.6 million was outstanding under our revolving credit line. An additional $24.6 million was available under the terms of this agreement to borrow against existing collateral, with $35.4 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of October 31, 2001, the interest rates for borrowings were 6.50% for the revolving credit line, and 7.50% for the term loan.

In May 2001, we registered under the Securities Act of 1933, as amended, a continuous offering of up to $75 million of subordinated notes which are sold primarily to individual investors in South Carolina, Ohio, and North Carolina. The maturities of the notes range from a daily (or demand) note to a sixty month note. Interest rates vary in accordance with the fixed rates offered by us from time to time. The notes are currently offered at rates ranging from 6.5% to 8.0%. As of October 31, 2001, approximately $71.5 million of notes were outstanding, all of which were issued under this federal registration or under predecessor intra-state offerings of subordinated notes. The net proceeds from the sale of these notes are used to temporarily reduce the borrowings under our credit facilities with FINOVA.

Management believes that the maximum borrowings available under our credit facilities with FINOVA, the net proceeds from the continued sale of subordinated notes, together with cash expected to be generated from operations, will provide the resources necessary to fund our liquidity and capital needs through 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after September 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

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


ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's outstanding debt under the Revolving Credit Facility and Term Loan was $146.8 million at September 30, 2001. Interest on borrowings under these facilities is based on the prime rate. Based on the outstanding balance at September 30, 2001, a change of 1% in the prime interest rate would cause a change in interest expense of approximately $1,468,000 on an annual basis.

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

                             THE THAXTON GROUP, INC.
                             -----------------------
                                  (Registrant)

Date: November 5,  2001                By:/s/ JAMES D. THAXTON
                                       -----------------------

                                       James D. Thaxton
                                       President and Chief Executive Officer

Date: November 5,  2001                By:/s/ ALLAN F. ROSS
                                       --------------------

                                       Allan F. Ross
                                       Vice President, Treasurer, Secretary, and
                                       Chief Financial Officer