Form 10-K405
period 2001-12-31
THAXTON GROUP INC
filed 2002-03-28
CIK 1001430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K
                                   (MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                ------    ------

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

        Registrant's telephone number, including area code: 803-285-4337

           Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
               Title of each class           on which registered
               --------------------------------------------------
                      None                          None

              Securities registered under Section 12(g) of the Act:

                               Title of each class
                               -------------------
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the stock was last sold, was approximately $1,023,070.

At March 20, 2002, there were 6,859,355 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             THE THAXTON GROUP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS
                                -----------------

                                                                                                                   Page
                                                                                                                   ----
Item
No.
---
                                     PART I

1.      Description of Business                                                                                      2

2.      Description of Property                                                                                      6

3.      Legal Proceedings                                                                                            6

4.      Submission of Matters to a Vote of Security Holders                                                          6

                                     PART II

5.      Market for Registrant's Common Equity and Related Stockholder Matters                                        7
6.      Selected Financial Data                                                                                      7
7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                        8
7A.     Quantitative and Qualitative Disclosures about Market Risk                                                  15
8.      Financial Statements                                                                                        16

9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                        34

                                    PART III

10.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
         16(a) of the Exchange Act                                                                                  35

11.     Executive Compensation                                                                                      36
12.     Security Ownership of Certain Beneficial Owners and Management                                              36
13.     Certain Relationships and Related Transactions                                                              37

                                     PART IV

14.     Exhibits, Financial statement schedules and Reports on Form 8-K                                             39

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Thaxton Group's (the Company) Annual Report on Form 10-K, specifically certain of the statements set forth under Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative & Qualitative Disclosures about Market Risk, and elsewhere in this Form 10-K contain forward-looking statements, identified as such for purposes of the safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. Words such as anticipates, expects, intends, plans, believes, estimates, or variations of such words and similar expressions, are intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment; (2) changes in the financial industry regulatory environment; (3) changes in the economy in areas served by the Company and its subsidiaries; (4) the impact of competition; (5) the management of the Company's operations; (6) changes in the market interest rate environment and/or the Federal Reserve's monetary policies; and (7) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the SEC. The Company disclaims any obligation to update any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

We are a diversified consumer financial services company engaged in the origination and servicing of direct consumer loans made to credit-impaired borrowers, used automobile lending through the purchase and servicing of used automobile sales contracts, insurance premium finance lending through the purchase of insurance premium finance contracts, selling insurance products on an agency basis, and the factoring of accounts receivable and the origination and servicing of small commercial loans to small and medium sized businesses. We were organized in 1985.

Direct Consumer Lending. Making small loans to borrowers with impaired credit is
-----------------------
our largest line of business in our Consumer Finance segment, comprising approximately 81% of our total revenues in 2001. Direct loans are relied upon by credit-impaired borrowers to meet short-term cash needs, finance purchases of consumer goods or refinance existing indebtedness. The usual term of a direct loan is 15 months. Interest rates on direct loans vary based on a number of factors, the most important of which is the extent to which the borrower's state of residence regulates interest rates. Some states in which we operate permit consumer lenders to simply post a maximum rate of interest in filings with regulatory authorities. In these states we typically post a maximum annual interest rate of 69%. Other states where we have offices impose specific maximum annual interest rates on direct loans that range from 10% to 36%. Other factors that we consider in setting the interest rate on a particular direct loan are credit profile of the borrower, the type and value of any collateral and competitive market conditions.

Each applicant for a direct loan must pass a thorough credit review. This review is conducted by the manager or personnel under his or her supervision in the office where the application is taken. This review generally takes into account the borrower's credit history, ability to pay, stability of residence, employment history, income, discretionary income, debt service ratio and the value of any collateral. We use an industry standard application analysis score sheet to compile information on the factors described above. If a direct loan is to be secured by real estate, we obtain an appraisal of the property, obtain a title opinion from an attorney and verify filing of a mortgage or deed of trust before disbursing funds to the borrower. A senior officer must approve any direct loan to be secured by real estate. The principal competitive factors for these types of loans are the interest rate charged and customer service.

In connection with making direct consumer loans we also offer, as agent, credit life and credit accident and health insurance. Instead of filing financing statements to perfect our security interest in the collateral on all direct consumer loans secured by personal property other than an automobile, we purchase non-filing insurance from an unaffiliated insurer. On these loans we charge an amount approximately equal to the filing fees that we would have charged to the customer if we had filed financing statements to perfect our security interest. This amount is typically included in the amount of the loan. We use this amount to pay premiums for non-filing insurance against losses resulting from failure to file. Under our non-filing insurance arrangements, approximately 90% of the premiums paid are refunded to us on a quarterly basis and are netted against charge-offs for the period.

Used Automobile Sales Finance. Another line of business in our Consumer Finance
-----------------------------
segment is the financing of used automobile purchases, which comprised approximately 11% of our total revenues in 2001. We purchase sales contracts from independent automobile dealers who have been approved by the manager of an individual finance office or a regional supervisor. Office managers and regional supervisors periodically evaluate independent dealers in their market areas to ensure that we purchase sales contracts only from reputable dealers carrying an inventory of quality used automobiles. We enter into a non-exclusive agreement with each dealer which sets forth the terms and conditions on which we will purchase sales contracts. The dealer agreement generally provides that sales contracts are sold to us without recourse to the dealer with respect to the credit risk of the borrower. However, if the dealer breaches the terms of the sales contract or a customer withholds payment because of a dispute with the dealer regarding the quality of the automobile purchased, the dealer typically is obligated to repurchase the sales contract on our demand for its net unpaid balance. If the purchaser of the automobile recovers any amount from us as a result of a claim against the dealer, the dealer agreement provides that the dealer will reimburse us for any amount paid the customer and for any costs we incur as a result of the claim.

The dealer agreement allows us to withhold a specified percentage of the principal amount of each sales contract purchased. This dealer reserve arrangement is designed to protect us from credit losses on sales contracts. These dealer reserves, which range from 5% to 10% of the net amount of each sales contract, are negotiated on a dealer-by-dealer basis and are subject to change based upon the collection history on sales contracts we have purchased from the dealer.

In purchasing used automobile sales contracts, underwriting standards are used that take into account principally the degree of a proposed buyer's creditworthiness and the market value of the vehicle being financed. The office manager, or other office personnel under the manager's supervision, conducts the credit evaluation review. This review generally takes into account factors similar to those performed in our review of direct consumer loans. We generally do not finance more than 100% of the average trade-in value of the automobile as listed in the current edition of the National Association of Automobile Dealers Official Used Car Guide.

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

We compete with others in used car financing primarily based on the price paid for used automobile sales contracts, which is a function of the amount of the dealer reserve and the reliability of service to participating dealers. We generally do not compete based on the same type of used automobile to be financed because our competition concentrates their financing activities on late-model used automobiles purchased from franchised dealers rather than older-model used automobiles purchased from independent dealers, which is the target market of our used automobile sales financing activities. The size of our average used automobiles sales contract is considerably smaller than that of many other companies engaged in purchasing used automobiles sales contracts. We believe this is due in large part to the fact that most of our competitors are seeking to do business primarily with franchised dealers selling late-model, lower mileage used automobiles, coming off leases or which were rental cars, for significantly higher prices than the prices for automobiles offered for sale by the independent dealers with whom we have relationships. The independent dealers from whom we purchase used automobile sales contracts typically sell automobiles that tend to be somewhat older, higher mileage vehicles. Because the costs of servicing and collecting a portfolio of finance receivables increase with the number of accounts included in the portfolio, we believe that many apparent potential competitors will choose not to do business with independent dealers.

In connection with the origination of used automobile sales contracts, we offer, as agent, credit life, and credit accident and health insurance. Borrowers under sales contracts and direct loans secured by an automobile are required to obtain comprehensive and collision insurance on the automobile that designates us as loss payee. A loss payee is the person who receives insurance proceeds in the event an automobile is damaged in a collision. If the borrower allows the insurance to lapse during the term of the contract or loan, we will purchase a vendor's single interest insurance policy, which insures us against a total loss on the automobile. The cost of the premium will then be added to the borrower's account balance. We also offer, as agent, limited physical damage insurance, which satisfies the requirement that the borrower purchase comprehensive and collision insurance.

Insurance Premium Finance. Also in our Consumer Finance segment we provide
-------------------------
short-term financing of insurance premiums purchased indirectly through independent insurance agents. Our insurance premium finance business made up approximately 2% of our total revenues in 2001. The premiums are primarily for personal lines of insurance that are typically too high for a credit-impaired borrower to pay in six-month increments, such as automobile insurance. Financing the premium allows the insured to pay it in smaller increments, usually monthly. Most agents who refer premium finance business to us are located in North Carolina, South Carolina, and Virginia. A small amount of our business involves financing premiums for commercial lines of insurance for small businesses, including property and casualty, business automobile, general liability, and workers' compensation. A substantial amount of our premium finance business is derived from customers of the 48 insurance offices owned and operated by Thaxton RBE, Inc. ("RBE"), which is owned by Thaxton Group CEO James D. Thaxton and members of his family.

When an individual purchases an insurance policy from an agent with whom we have a relationship, the agent will offer the opportunity to enter into a premium finance contract that allows the insured to make a down payment and finance the balance of the premium. The typical term of a premium finance contract ranges from three to eight months depending primarily upon the term of the underlying insurance policy. The required down payment ranges from 20% to 50% of the premium. We sometimes allow agencies to charge a smaller down payment. In those instances, we have an arrangement where RBE reimburses our premium finance company for any losses incurred in excess of 5% of the premium. We generally impose the maximum finance charges and late fees that applicable state law permits for premium finance contracts, which are extensively regulated in the states where we engage in this business. All of the states in which we operate permit assessment of a fee of up to $15 on each premium finance contract and a maximum interest rate of 12% per annum. Because we are able to cancel the insurance policy generally within a period of 23 to 28 days after the due date of a delinquent payment and receive a refund of the unearned portion of the premium, the creditworthiness of the insured is a less important factor than the size of the down payment and an efficient and effective system for servicing and collecting our portfolio of premium finance contracts.

Insurance Agency Activities. We sell, on an agency basis, various lines of
---------------------------
automobile, property and casualty, life, accident, and health insurance. Our insurance agency activities comprised approximately 4% of our total revenues in 2001. The insurance companies that we represent assume all underwriting risk on most of the policies we sell. The insurance company that issues a policy we sell pays us a commission based on a standard or negotiated schedule. We are eligible for additional commission payments from some of the companies we represent if the loss experience on the policies we sell for those companies falls below specified levels and the total premiums on such policies exceed a specified minimum. In 1998, we began selling a new program in North Carolina where we assumed limited underwriting risk on non-standard automobile collision insurance with minimum limits. In the fourth quarter of 1999, and throughout the first half of 2000, we expanded the sale of this policy into Arizona, New Mexico, and Colorado. This business was discontinued and sold to Thaxton Life Partners, Inc. ("TLP") on August 31, 2000.

Commercial Finance. In 1998, we began making commercial loans and offering
------------------
factoring services to small business clients. Our commercial finance activities made up approximately 1% of our total revenues in 2001. Our commercial loans usually are secured, most often with real estate. In factoring, we advance funds to the client based upon the balance of designated accounts receivable due from their customers. The client then assigns or sells these receivables to us, notifies its customers to send payment directly to us and we collect the receivables and credit the amount advanced to the client. Generally, we advance to our factoring client 80% to 95% of the dollar value of each receivable, holding the difference in reserve. We charge a fee equal to one to four percent of the amount advanced for this service and may also charge interest on any uncollected balances. Almost all of our factoring contracts are with recourse, which allows us to charge any uncollected receivables back to the client after a period ranging from 60 to 90 days.

The  Consumer Finance and Insurance Agency Industries

The segment of the consumer finance industry in which we operate is commonly called the "non-prime credit market." Our borrowers of direct loans and automobile sales contracts typically have limited credit histories, low incomes or past credit problems. These borrowers generally do not have access to the same sources of consumer credit as borrowers with long credit histories, no defaults and stable employment because they do not meet the stringent objective credit standards that most traditional lenders use. The non-prime credit market for used automobile finance and loans is highly competitive and fragmented, consisting of many national, regional and local competitors. New competitors are able to enter this market with relative ease. Historically, commercial banks, savings and loans, credit unions, financing arms of automobile manufacturers, and other lenders providing traditional consumer financing have not consistently served this segment of the consumer finance market. Several large bank holding companies, in an effort to recapture some of the customers their bank subsidiaries, have traditionally rejected on the basis of their rigid credit scoring systems now serve the non-prime credit market through automobile finance subsidiaries. We also face increasing competition from a number of companies, including bank credit card companies, providing similar financing to individuals that cannot qualify for traditional financing. Many of these competitors or potential competitors have significantly greater resources than we do and have pre-existing relationships with established networks of dealers. To the extent that any of these lenders significantly expand their activities in the markets where we operate or plan to operate, our profitability could be threatened.

Although the primary service-providers in the premium finance industry are different than those who serve the non-prime credit market for direct loans and used automobile finance, credit-impaired borrowers also are the primary borrowers under premium finance contracts. Insurance companies that engage in direct writing of insurance policies generally provide premium financing to their customers who need the service. Numerous small independent finance companies like us are engaged in providing premium financing for personal lines of insurance purchased by credit-impaired borrowers through independent insurance agents. Because the rates they charge are highly regulated, these companies compete primarily on the basis of efficiency in providing the financing and servicing the loans. A significant number of independent insurance agents provide premium financing to their customers either directly or through affiliated entities. As banks are allowed to enter the insurance business, they also are increasingly engaging in the premium finance business.

Independent insurance agencies represent numerous insurance carriers and typically place a customer's business with the carrier whose combination of features and price best match the customer's needs. In comparison, direct agents represent only one carrier. Most carriers find the use of independent agencies to be a more cost-effective method of selling their products than using a direct agent force. Competition among independent insurance agencies is intense. Numerous other independent agencies operate in most of the markets where our insurance offices are located. Direct agents for various insurance companies located in some of our markets also compete with us. We compete primarily on the basis of service and convenience. We attempt to develop and maintain long-term customer relationships through low employee turnover and responsive service and offer virtually all types of insurance products.

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

Regulation

Consumer finance companies and insurance agents are extensively supervised and regulated under state and federal statutes and regulations. Depending upon the nature of a particular transaction and the state of residence of the borrower or the customer, we may be required to:

     .    Obtain licenses and meet specified minimum qualifications;
     . Limit the interest rates, fees, and other charges for which the borrower may be assessed;
     . Limit or prescribe specified other terms and conditions of the financing;
     . Govern the sale and terms of insurance products; and o Define and limit the right to repossess and sell collateral.

Federal and state laws also require us to provide various disclosures to prospective borrowers, prohibit misleading advertising, protect against discriminatory lending practices, and prohibit unfair credit practices. We believe we comply in all material respects with applicable governmental regulations. These requirements change frequently however, and we cannot be certain that future changes or modifications in these laws will not have a material adverse effect on our business with increased compliance costs or prohibition or limitation of a profitable line of business.

EMPLOYEES

As of February 28, 2002, we employed 1,138 full-time employees and 65 part-time employees, none of whom were covered by a collective bargaining agreement. Of that total, 69 were located in the Company's headquarters in Lancaster, South Carolina and 1,134 were located in our other offices. We generally consider our relationships with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located in Lancaster, South Carolina in leased office facilities of approximately 28,000 square feet. The lease expires in August 2012, and includes an option to renew for an additional five-year term. We lease all of our branch office facilities. In some instances we lease these facilities from related parties. These offices range in size from approximately 800 square feet to 2,200 square feet. Since most of our business with automobile dealers is conducted by facsimile machine and telephone, we do not believe that the particular locations of our finance offices are critical to our business of purchasing used automobile sales contracts or our premium finance operations. Location is somewhat more important for our direct loan and insurance agency operations. Other satisfactory locations are, however, generally available for lease at comparable rates and for comparable terms in each of our markets.

We currently have a total of 218 finance offices and 14 insurance agency offices in the following states.

                          Finance Offices
                          ---------------

South Carolina......................................................80
Texas...............................................................52
Mississippi.........................................................22
Georgia.............................................................23
Tennessee...........................................................12
Kentucky............................................................ 9
Ohio................................................................ 9
Oklahoma............................................................ 5
Alabama............................................................. 2
Virginia............................................................ 2
North Carolina...................................................... 2

                   Insurance Agency Offices
                   ------------------------

South Carolina......................................................12
North Carolina...................................................... 2

ITEM 3. LEGAL PROCEEDINGS

We presently are not a party to any material pending legal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Due to the relatively small number of shares held by non-affiliates, there is no active trading market for our common stock, although trades in the stock occur occasionally in the over-the-counter market. At March 20, 2002, there were 154 shareholders of record.

We have not paid any dividends on common stock during the last three fiscal years and we have no plans to pay any cash dividends on common stock in the foreseeable future. Our credit facilities restrict us from paying any cash dividends on common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                            For the Year Ended
                                                           --------------------------------------------------
                                                                               December 31,
                                                           --------------------------------------------------
                                                            2001      2000       1999       1998       1997
                                                           -------   -------    -------    -------    -------
                                                              (Dollars in thousands, except per share amounts)
Income Statement Data:
Interest and fee income ................................   $74,326   $65,614    $59,140    $15,088    $15,893
Interest expense .......................................    19,070    21,024     17,272      4,934      5,023
                                                           -------   -------    -------    -------    -------
Net interest income ....................................    55,256    44,590     41,868     10,154     10,870
Provision for credit losses ............................    16,584    14,658     11,938      4,047      6,580
                                                           -------   -------    -------    -------    -------
Net interest income after provision for credit losses ..    38,672    29,932     29,930      6,107      4,290
Insurance premiums and commissions, net ................    18,554    17,764     12,805      6,591      5,470
Other income ...........................................     5,640     4,239      2,125        699      1,222
Operating expenses .....................................    57,736    51,782     42,314     14,893     13,211
                                                           -------   -------    -------    -------    -------
Pretax income(loss) from continuing operations .........     5,130       153      2,546     (1,496)    (2,229)
Income tax expense(benefit) ............................     2,095       550      1,258       (467)      (724)
                                                           -------   -------    -------    -------    -------
Income (loss) from continuing operations ...............     3,035      (397)     1,288     (1,029)    (1,505)
Discontinued operations net loss .......................        --    (3,415)    (1,643)       (55)        --
                                                           -------   -------    -------    -------    -------
Net Income (loss) ......................................   $ 3,035   $(3,812)   $  (355)   $(1,084)   $(1,505)
                                                           =======   =======    =======    =======    =======

Net income (loss) per common share .....................   $  0.34     (0.65)     (0.16)     (0.35)     (0.39)
Average common shares outstanding ......................     6,876     6,975      6,494      3,803      3,913

                                                                                At Year Ended
                                                           --------------------------------------------------------
                                                                                 December 31,
                                                           --------------------------------------------------------
                                                             2001        2000        1999        1998        1997
                                                           --------    --------    --------    --------    --------
                                                                (Dollars in thousands, except per share amounts)
Balance Sheet Data:
Finance receivables                                        $240,534    $235,906    $213,170    $ 80,685    $ 67,558
Unearned income (1)                                         (47,267)    (46,332)    (42,205)    (14,104)    (14,087)
Allowance for credit losses                                 (12,012)    (11,631)    (10,661)     (4,711)     (4,809)
Finance receivables, net                                    181,255     177,943     160,304      61,870      48,662
Total assets                                                242,560     247,548     232,639      78,996      60,966
Total liabilities                                           236,275     243,789     222,836      66,067      54,997
Shareholders' equity                                          6,285       3,759       9,803      12,929       5,969

(1) Includes unearned finance charges, dealer reserves, and discounts on bulk purchases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Expansion Activities. We expanded our business significantly in 1999 and 2000, principally through acquisitions.

1999 Acquisition of FirstPlus Consumer Finance offices. In February 1999, we
------------------------------------------------------
acquired 144 consumer finance offices formerly owned by FirstPlus Consumer Finance, Inc. Originally, these offices were owned and operated by Thaxton Investment Corporation. Thaxton Investment was formed for the purpose of acquiring the FirstPlus Consumer Finance offices, and was wholly owned by James
D. Thaxton, who is our controlling shareholder, chairman, and chief executive officer. On November 8th, Thaxton Investment was merged into us under the terms of the Plan of Share Exchange Agreement dated as of September 30, 1999 among Thaxton Group, Thaxton Investment, Thaxton Operating Company, and Mr. James D. Thaxton. Mr. Thaxton, the sole shareholder of Thaxton Investment, transferred all of his shares of common stock of Thaxton Investment to us in exchange for 3,223,000 shares of our common stock. At the time of the merger, our management estimated that the aggregate fair market value of the common stock issued to Mr. Thaxton at approximately $30,000,000. Because we had been under common ownership and control with Thaxton Investment since February 1999, our acquisition of Thaxton Investment was accounted for at historical cost in a manner similar to pooling of interests accounting.

2000 Acquisition of Quick Credit. On August 18, 2000, we acquired all of the
--------------------------------
stock of Quick Credit Corporation, a consumer finance company with 25 branch offices located in South Carolina. The purchase price was $12.75 million in cash. This acquisition was accounted for as a purchase and resulted in goodwill of approximately $3.8 million.

Discontinued Operations. We discontinued the operations of two of our businesses in 2000.

Thaxton RBE. On March 1, 2000, we transferred all of the assets and liabilities
-----------
of 32 insurance agency operations to a newly formed subsidiary, Thaxton RBE, Inc. The purpose of the transfer was to place the insurance operations in a separate entity to facilitate raising capital to fund the specialized non-standard automobile insurance business of Thaxton RBE. Immediately after the transfer, Thaxton Life Partners, Inc. acquired 90% of the equity of Thaxton RBE for $2 million. Thaxton Life Partners, Inc., is owned by James D. Thaxton, C.L. Thaxton, Sr., one of our directors, and other Thaxton family members.

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

Paragon. In December 2000, our board of directors adopted a plan to discontinue
-------
the operations of the mortgage banking business conducted by Paragon, Inc. Paragon ceased operations in December of 2000, and its assets have either been sold or are being held for ultimate sale or disposal. We recorded a loss, net of income tax benefit, from the operations of Paragon of $100,355 for the year ended December 31, 1999 and $3,040,226 for the year ended December 31, 2000. For additional information about the effects of the discontinued operations, see
Note 13 to our consolidated financial statements for the years ended December 31, 1999 and 2000.

The following table sets forth certain information about the components of our finance receivable portfolio.

                                                      Year Ended December 31,
                                            --------------------------------------------
                                                2001            2000            1999
                                            ------------    ------------    ------------
USED AUTOMOBILE SALES CONTRACTS
     Total balance at year end, net (1)     $ 17,782,135    $ 25,392,262    $ 26,870,193
     Average account balance at year end           3,052           3,080           3,352
     Interest and fee income for the year      4,841,125       7,244,212       7,928,282
     Average interest rate earned                  24.05%          26.69%          25.32%
     Number of accounts at year end                5,827           8,243           8,017

REAL ESTATE SECURED LOANS
     Total balance at year end, net (1)       28,322,046      28,042,391      22,783,924
     Average account balance at year end           4,590           5,732          13,109
     Interest and fee income for the year      2,782,002       2,854,375       2,397,719
     Average interest rate earned                   9.76%          11.32%          10.73%
     Number of accounts at year end                6,170           4,892           1,738

DIRECT LOANS
     Total balance at year end, net (1)      135,625,432     124,847,785     109,840,905
     Average account balance at year end             640             649             642
     Interest and fee income for the year     63,437,564      52,265,042      46,490,202
     Average interest rate earned                  47.60%          47.30%          47.47%
     Number of accounts at year end              211,906         192,259         171,028

PREMIUM FINANCE CONTRACTS
     Total balance at year end, net (1)        8,375,711       7,355,818       8,029,703
     Average account balance at year end             417             511             548
     Interest and fee income for the year      2,234,593       2,189,958       1,691,469
     Average interest rate earned                  25.57%          28.22%          25.65%
     Number of accounts at year end               20,109          14,395          14,649

COMMERCIAL LOANS
     Total balance at year end, net (1)        3,161,875       3,935,945       3,440,166
     Average account balance at year end          85,456          95,999         114,672
     Interest and fee income for the year      1,031,122       1,060,693         632,636
     Average interest rate earned                  29.01%          29.06%          25.04%
     Number of accounts at year end                   37              41              30

(1) Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases ("Net Finance Receivables").

Over the past three years we have grown primarily through acquisitions, adding approximately 175 offices. We have now begun the process of identifying our branches that are more profitable than others, seeking to enhance the performance of these branches and deciding whether to close or dispose of branches that are only marginally profitable or operate at a loss. We will continue to expand in areas that are under served in our areas of expertise but will mainly focus on making our current business more profitable. We periodically may make bulk purchases of contracts, if such purchases are deemed beneficial to our competitive position and portfolio mix.

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

The following table presents important data relating to our net interest margin for the years ended December 31, 2001, 2000, and 1999.

                                          2001           2000           1999
                                      ------------   ------------   ------------
Average net finance receivables (1)   $179,688,836   $169,390,119   $162,784,651
Average notes payable(1)               216,824,106    200,221,483    191,663,621
Interest and fee income                 74,326,406     65,614,280     59,140,308
Interest expense                        19,069,792     21,024,576     17,272,674
                                      ------------   ------------   ------------
Net interest income                     55,256,614     44,589,704     41,867,634
Average interest rate earned                 41.36%         38.74%         36.33%
Average interest rate paid                    8.80%         10.50%          9.01%
                                      ------------   ------------   ------------
Net interest rate spread                     32.56%         28.24%         27.32%
Net interest margin(2)                       30.75%         26.32%         25.72%

     (1) Averages are computed using month-end balances during the year presented
     (2) Net interest margin represents net interest income divided by average Net Finance Receivables.

RESULTS OF OPERATIONS

COMPARISON OF 2001 TO 2000.

Finance receivables grew slightly from 177,944,000 to 181,255,000, or 2%, from December 31, 2000 to December 31, 2001. While this overall growth is relatively small, the mix of our portfolio changed during the year. Our direct loan finance receivables increased by $13 million due to the addition of new branches and increased emphasis on this segment by management. Our automobile sales finance receivables decreased by approximately $8 million due to a management decision to liquidate portions of this portfolio.

Interest and fee income for the twelve months ended December 31, 2001 was $74,326,000 compared to $65,614,000 for the twelve months ended December 31, 2000, a 13.3% increase. This increase occurred primarily because of an increase in receivables due to the full year effect of the August 2000 acquisition of Quick Credit, coupled with the change in the mix of our portfolio. Interest expense decreased to $19,069,000 for the twelve months ended December 31, 2001 from $21,024,000 for the comparable period of 2000, a decrease of 9.3%. Even though our average notes payable for the year increased, our overall interest expense decreased due to the substantial decrease in interest rates during the year. We expect to continue to see this decline through at least the first and second quarters of 2002 when compared to the comparable period in 2001.

The allowance for credit losses increased to $12,012,000 at December 31, 2001 versus $11,631,000 at December 31, 2000, a 3% increase. Credit losses increased to $18,024,000 for 2001 versus $16,052,000 for 2000, an increase of 12% and our provision for credit losses increased comparably between years from $14,658,000 in 2000 to $16,584,000 in 2001, or a 13% increase.

Insurance premiums and commissions net of insurance cost increased to $18,554,000 for the twelve months ended December 31, 2001 from $17,764,000 for the comparable period of 2000, a 4.4% increase. This was primarily due to increased sales of insurance products to borrowers, brought about by management emphasis on this product line. Other income increased from $4,239,000 for the twelve months ended December 31, 2000 to $5,640,000 for the comparable period in 2001 primarily due to law changes in Georgia, Tennessee, and Oklahoma that allowed us to charge increased fees along with the opening of five additional branches in those states.

Total operating expenses increased from $51,781,000 for the twelve months ended December 31, 2000 to $57,737,000 for the comparable period of 2001, a 11.5% increase. This was due to a full year of operating expense associated with Quick Credit in 2001, compared to only 4 months during 2000, and normal growth.

For the twelve months ended December 31, 2001, we generated pretax income of $5,130,000 and net income of $3,035,000, as compared to pretax income from continuing operations of $153,000 and a net loss from continuing operations of $397,000 for the comparable period of 2000.

COMPARISON OF 2000 TO 1999.

Finance receivables at December 31, 2000 were $177,944,000 versus $160,304,000 at December 31, 1999, an 11% increase. This was due in part to the acquisition of $12 million in receivables in the acquisition of QuickCredit in August of 2000 and growth in our portfolio.

Interest and fee income for the twelve months ended December 31, 2000 was $65,614,000 compared to $59,140,000 for the twelve months ended December 31, 1999, a 10.9% increase. The increase was attributable to an increase in receivables due to the acquisition of Quick Credit and growth within the portfolio. Interest expense increased to $21,025,000 for the twelve months ended December 31, 2000 versus $17,273,000 for the comparable period of 1999, an increase of 21.7%. This was due to an increase in notes payable along with an increase in interest rates.

The allowance for credit losses increased to $11,631,000 at December 31, 2000 versus $10,661,000 at December 31, 1999, a 9% increase. Credit losses increased to $16,052,000 for 2000 versus $13,461,000 for 1999, an increase of 19%. Our provision for credit losses increased significantly between years, from $11,938,000 in 1999 to $14,658,000 in 2000, or a 23% increase. This was due to growth in the portfolio and the addition of Quick Credit.

Insurance premiums and commissions net of insurance cost increased to $17,764,000 for the twelve months ended December 31, 2000 from $12,805,000 for the comparable period of 1999, a 38.7% increase. This was primarily due to increased sales of insurance products to borrowers, brought about by management emphasis on this product line, and increased insurance commissions from the Thaxton Insurance agency offices. Other income increased from $2,125,000 for the twelve months ended December 31, 1999 to $4,239,000 for the comparable period of 2000 due to the addition of the related party management fee.

Total operating expenses increased from $42,315,000 for the twelve months ended December 31, 1999 to $51,781,000 for the comparable period of 2000, a 22.4% increase. This was due to a full year of expense for Thaxton Investment Corporation in 2000 compared to 11 months in 1999, the acquisition of Quick Credit, and normal growth.

For the twelve months ended December 31, 2000, we generated a pretax profit from continuing operations of $153,360, and a net loss of $3,811,549 as compared to pretax income from continuing operations of $2,545,272 and a net loss of $355,190 for the comparable period of 1999.

CREDIT LOSS EXPERIENCE

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover the expected future losses of principal and interest in the existing finance receivable portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral, and management's judgment are factors used in assessing the overall adequacy of the allowance and resulting provision for credit losses. Our reserve methodology is designed to provide an allowance for credit losses that, at any point in time, is adequate to absorb the charge-offs expected to be generated by the finance receivable portfolio, based on events or losses that have occurred or are known to be inherent in the portfolio. The model utilizes historical charge-off data to predict the charge-offs likely to be generated in the future by the existing finance receivable portfolio. The model takes into consideration overall loss levels, as well as losses by originating office and by type, and develops historical loss factors which are applied to the current portfolio. In addition, changes in dealer and bulk purchase reserves are reviewed for each individual dealer and bulk purchase, and additional reserves are established for any dealer or bulk purchase if coverage is deemed to have declined below adequate levels. Our charge-off policy is based on an account by account review of delinquent receivables. Losses on finance receivables secured by automobiles are recognized at the time the collateral is repossessed. Other finance receivables are charged off when they become contractually past due 180 days, unless extenuating circumstances exist leading management to believe such finance receivables will be collectible. Finance receivables may be charged off prior to the normal charge-off period if management deems them to be uncollectible.

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

The following table sets forth our allowance for credit losses and credit loss experience at or over the periods presented.

                                                                             2001           2000            1999
                                                                         ------------   ------------   -------------
Net finance receivables (1)                                              $190,105,324   $185,638,256   $167,524,725
Allowance for credit losses                                                12,012,169     11,630,555     10,661,339
Allowance for credit losses as a percentage of net finance                       6.32%          6.27%           6.36%
 receivables (1)
Dealer reserves and discounts on bulk purchases                             2,036,818      2,406,165      2,573,095
Dealer reserves and discounts on bulk purchases as percentage of
Net Automobile Sales Contracts at period end                                    10.58%         10.89%          9.57%
Allowance for credit losses and dealer reserves and discount on
 bulk purchases (2)                                                        14,048,987     14,036,720     13,234,434
Allowance for credit losses and dealer reserves as a percentage
 of finance receivables                                                          7.22%          7.56%          7.90%
Provision for credit losses                                                16,583,919     14,657,930     11,937,679
Charge-offs (net of recoveries)                                            16,202,305     14,526,731     12,263,478
Charge-offs (net of recoveries) as a percentage of average net finance
 receivables (3)                                                                 8.32%          7.83%          7.32%

(1) Net finance receivable balances are presented net of unearned finance charges, net of unearned insurance premiums, dealer holdbacks and bulk purchase discounts, deferred loan costs, and exclude mortgage warehoused loans and commercial finance receivables.
(2)  Excludes valuation discount for acquired loans
(3)  Average net receivables computed using month end balances

The following table sets forth certain information concerning our finance contracts at the end of the periods indicated:

                                                                                          2001          2000           1999
                                                                                     ------------   ------------   ------------
Direct Finance Receivables Contractually past due 90 days or more                    $  7,033,668   $  6,478,101   $  5,417,878
Direct Finance Receivables outstanding                                                135,625,432    124,847,785    109,840,905
Direct Finance Receivables  Contractually past due 90 days or more as a percentage
of Direct Finance receivables                                                                5.19%          5.19%          4.93%

Real Estate Secured Receivables Contractually past due 90 days or more                  1,972,725      1,601,906      2,265,799
Real Estate Secured Receivables outstanding                                            28,322,046     28,042,391     22,783,924
Real  Estate  Secured  Receivables  Contractually  past  due 90  days or more as a
percentage of Real Estate Secured  receivables                                               6.97%          5.71%          9.94%

Vehicle Secured Receivables Contractually past due 60 days or more                      1,090,032      1,534,520      1,432,181
Vehicle Secured Receivables outstanding                                                17,782,135     25,392,262     26,870,193
Vehicle  Secured  Receivables  Contractually  past  due 60 days  or  more  as  a
percentage of Vehicle Secured receivables                                                    6.13%          6.04%          5.33%

Premium finance contracts contractually past due 60 days or more                          679,091        917,508        499,801
Premium finance contracts outstanding                                                   8,375,711      7,355,818      8,029,703
Premium finance contracts  contractually  past due 60 days or more as a percentage
of premium finance contracts                                                                 8.11%         12.47%          6.22%
Finance receivable balances are presented net of unearned finance charges

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations through cash flow from operations, borrowings under our credit facility with FINOVA Capital Corporation ("FINOVA") and the sale to public investors of our subordinated notes.

Our credit facility with FINOVA, as amended on December 31, 2001, comprises a term loan with a balance of $19.8 million outstanding, and a revolving credit line used to finance consumer receivables. Maximum borrowings under the revolving credit line as of December 31, 2001 are limited to the lesser of $157 million, or 85% of eligible consumer finance receivables as defined by the agreement. Our maximum borrowing amount decreases on a quarterly basis beginning March 31, 2002 and decreases $22 million in 2002, $16.5 million in 2003, $18 million in 2004, $18 million in 2005 and $9 million in 2006. James D. Thaxton is the guarantor for both the term loan and the revolving loan.

Advances under the term loan accrue interest at the prime rate + 2%. Advances under the revolving credit line accrue interest at the prime rate + 1%. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as FINOVA may select. The credit facility matures in 2006. The interest rates are adjusted monthly to reflect fluctuations in the designated prime rate. Accrued interest on borrowings is payable monthly.

The term loan is payable in twenty-three equal monthly principal and interest payments, which began on April 15, 2001, in the amount of $600,000, with the remaining principal balance due one month thereafter.

Under the revolving credit facility, principal is due in full on the maturity date and can be prepaid without penalty. Substantially all of our and our subsidiaries' assets secure the revolving credit facility, which requires us to comply with restrictive covenants, including financial condition covenants. As of December 31, 2001, the Company met all such requirements.

As of February 28, 2002, an additional $12.1 million was available under the terms of the revolving credit line to borrow against existing collateral, with $45.0 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of February 28, 2002, the interest rates for borrowings were 5.75% for the revolving credit line, and 6.75% for the term loan.

In connection with the FirstPlus acquisition, the Company assumed $2.2 million of subordinated notes issued by Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in the name of the Company. The Company is confident that it has adequate availability under it primary credit facility to borrow adequate funds to liquidate these notes, if required.

In February 1998, we began offering subordinated notes in several states by registering $50 million of subordinated notes with the Securities and Exchange Commission ("SEC"). In May 2001, we registered an additional $75 million offering of subordinated notes with the SEC. The notes are sold primarily to individual investors. The maturity terms range from daily (demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York, as trustee, in February 1998. The terms of the indenture do not require us to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of December 31, 2001, we had $65.0 million of these registered subordinated notes outstanding and $6.5 million notes registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with FINOVA. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate senior credit facility, and to diversify our sources of borrowed funds.

We plan to continue to reduce borrowings under our senior credit facility and replace those borrowings with increasing levels of subordinated notes. For the fiscal year ending December 31, 2002, we anticipate that our cash flow from operations, borrowings under our senior credit facility and the proceeds from the sale of subordinated notes will be more than adequate to meet our needs for cash to fund anticipated growth in our finance receivables, operating expenses, repayment of indebtedness and planned capital expenditures, estimated at approximately $25 million for 2002.

IMPACT OF INFLATION AND GENERAL ECONOMIC CONDITIONS

Although we do not believe that inflation has a direct material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. Because we borrow funds on a floating rate basis and generally extend credit at fixed interest rates, increased interest rates increases our cost of funds and could materially impair our profitability. We intend to explore opportunities to fix or cap the interest rates on all or a portion of our borrowings. We can, however, give no assurance that fixed rate or capped rate financing will be available on terms acceptable to us. Inflation also may affect our operating expenses. Other general economic conditions in the United States could affect our business, including economic factors affecting the ability of our customers or prospective customers to purchase used automobiles and to obtain and repay loans.

Accounting Matters

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 effective January 1, 2001.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and supersedes SFAS No. 125. SFAS No. 140 establishes accounting and reporting requirements for the transfers and servicing of financial assets and the extinguishments of liabilities. The provisions of SFAS No. 140 are effective for transfers of financial assets occurring after March 31, 2001, applied prospectively. We expect that adopting the provisions of this statement will not have a material impact on our consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after September 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS No. 142 effective January 1, 2002.

Financial Accounting Standards Board Statement No. 144, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in August 2001 and supersedes Statement No. 121. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of Statement No. 144 are effective for the financial statements issued for fiscal years beginning after December 15, 2001. The Company expects that adopting the provisions of this Statement will not have a material impact on the consolidated financial statements of the Company.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our outstanding debt under the Revolving Credit Facility and Term Loan was $151.2 million at December 31, 2001. Interest on borrowings under these facilities is based on the prime rate. Based on the outstanding balance at December 31, 2001, a change of 1% in the prime interest rate would cause a change in interest expense of approximately $1,512,000 on an annual basis.

Our outstanding receivables are not affected by external interest rate changes. This is due to the fact that we, like most other Non-Prime lending institutions, usually charge the maximum rate allowable by law or, in states such as South Carolina where there are no legal maximum rates, at competitive rates commensurate with the increased default risk and the higher cost of servicing and administering a portfolio of loans to such borrowers. This causes the interest rate risk on our outstanding receivables to be minimal.

ITEM 8. FINANCIAL STATEMENTS

                             THE THAXTON GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

                  (WITH INDEPENDENT AUDITORS' REPORTS THEREON)

                          Independent Auditors' Report

The Board of Directors
The Thaxton Group, Inc.

We have audited the accompanying consolidated balance sheets of The Thaxton Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Thaxton Group, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                         /s/ Cherry, Bekaert & Holland, L.L.P.
                                             Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina
March 8, 2002

                             THE THAXTON GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                                                             2001          2000
                                                                         ------------   ------------
Assets
------

Cash                                                                     $  4,096,359   $  4,482,553
Finance receivables, net                                                  181,255,030    177,943,646
Premises and equipment, net                                                 4,246,816      5,011,856
Accounts receivable                                                         1,813,743      1,353,053
Accounts receivable from related parties                                      113,185        801,584
Repossessed automobiles                                                       952,153        291,057
Deposit                                                                     6,710,692      6,230,000
Goodwill and other intangible assets                                       32,481,654     34,812,558
Deferred tax asset, net                                                     2,752,000      4,191,000
Other assets                                                                8,138,673      5,449,640
Assets of discontinued operations                                                  --      6,981,166
                                                                         ------------   ------------
Total assets                                                             $242,560,305   $247,548,113
                                                                         ============   ============

Liabilities and Stockholders' Equity

Liabilities
Accrued interest payable                                                 $  2,194,814   $  2,627,987
Notes payable                                                             225,033,166    232,605,414
Accounts payable                                                            3,631,558      2,153,584
Accounts payable to related parties                                           254,043      1,020,102
Employee savings plan                                                       1,083,594        627,702
Other liabilities                                                           4,078,594      4,377,271
Liabilities of discontinued operations                                             --        376,643
                                                                         ------------   ------------
Total liabilities                                                         236,275,769    243,788,703
                                                                         ------------   ------------

Stockholders' Equity

Preferred Stock $.01 par value:
  Series A:  1,400,000 shares authorized; issued and outstanding
    10,440 shares in 2001 and 2000;
    Liquidation value $104,400 in 2001                                            104            104
  Series C:  50,000 shares authorized issued and outstanding
    in 2001 and 2000; liquidation value $500,000 in 2001 and 2000                 500            500
  Series E:  800,000 shares authorized, issued and outstanding
    in 2001 and 2000; liquidation value $8,000,000 in 2001 and 2000             8,000          8,000
  Series F:  100,000 shares authorized; issued and outstanding 20,000
    Shares in 2001;  liquidation value $200,000 in 2001                           200             --

Common stock, $.01 par value, 50,000,000 shares authorized; issued
and outstanding 6,849,355 shares in 2001; and 6,974,355 shares in 2000         68,493         69,743
Additional paid-in-capital                                                  8,831,599      8,610,549
Accumulated deficit                                                        (2,624,360)    (4,929,486)
                                                                         ------------   ------------
Total stockholders'equity                                                   6,284,536      3,759,410
                                                                         ------------   ------------
Total liabilities and stockholders'equity                                $242,560,305   $247,548,113
                                                                         ============   ============

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                        Consolidated Statements of Income
                  Years Ended December 31, 2001, 2000, and 1999

                                                                             2001          2000          1999
                                                                          -----------   -----------   -----------
Interest and fee income                                                   $74,326,406   $65,614,280   $59,140,308
Interest expense                                                           19,069,792    21,024,576    17,272,674
                                                                          -----------   -----------   -----------

Net interest income                                                        55,256,614    44,589,704    41,867,634
Provision for credit losses                                                16,583,919    14,657,930    11,937,679
                                                                          -----------   -----------   -----------

Net interest income after provision for credit losses                      38,672,695    29,931,774    29,929,955
Other income:
Insurance premiums and commissions, net                                    18,553,690    17,763,558    12,805,434
Other income                                                                5,640,032     4,239,161     2,124,524
                                                                          -----------   -----------   -----------

Total other income                                                         24,193,722    22,002,719    14,929,958
                                                                          -----------   -----------   -----------

Operating expenses:
  Compensation and employee benefits                                       29,917,431    28,391,768    23,549,805
  Telephone, computers                                                      2,414,989     2,134,435     2,072,725
  Net occupancy                                                             6,560,051     5,615,002     5,352,364
  Reinsurance claims expense                                                4,569,834     2,962,259     1,933,575
  Advertising                                                               2,700,041     2,494,271     1,736,786
  Collection expense                                                          639,153       245,644       312,894
  Travel                                                                    1,228,631     1,201,653       960,865
  Professional fees                                                           954,730       814,376       633,209
  Office expense                                                            2,583,984     2,553,694     1,919,713
  Amortization expense                                                      2,435,724     2,173,879     1,512,262
  Other                                                                     3,732,226     3,194,152     2,330,443
                                                                          -----------   -----------   -----------
Total operating expenses                                                   57,736,794    51,781,133    42,314,641
                                                                          -----------   -----------   -----------
Income from continuing operations before income tax expense                 5,129,623       153,360     2,545,272
Income tax expense                                                          2,095,000       550,000     1,257,698
                                                                          -----------   -----------   -----------
Net income (loss) from continuing operations                                3,034,623      (396,640)    1,287,574
Discontinued operations (Note 13)
Loss from operations of discontinued Paragon division(less benefit from
income taxes of $1,226,000 in 2000 and $51,698 in 1999)                            --    (3,040,226)     (100,355)
Loss from operations of discontinued non-standard division (less
benefit from income taxes of $193,000 in 2000 and $716,000 in 1999)                --      (374,683)   (1,542,409)

Net income(loss)                                                            3,034,623    (3,811,549)     (355,190)

Dividends on preferred stock                                                  729,497       723,886       734,012
                                                                          -----------   -----------   -----------
Net income(loss) applicable to common shareholders                        $ 2,305,126   $(4,535,435)  $(1,089,202)
                                                                          ===========   ===========   ===========

Net income (loss) per common share--basic and diluted                            0.34         (0.65)        (0.16)
  From continuing operations                                                     0.34         (0.16)         0.09
  From discontinued operations                                                     --         (0.49)        (0.25)

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2001, 2000, and 1999

                                                                                   Additional                    Total
                                                            Common    Preferred     Paid-in      Retained     Stockholders'
                                                             Stock      Stock       Capital      Earnings        Equity
                                                            -------   ---------   -----------   -----------   -------------
 Balance at December 31, 1998                               $38,852    $10,813    $12,184,057   $   695,150    $12,928,872

Purchase and retirement of 132,859 shares of common stock    (1,329)        --     (1,327,262)           --     (1,328,591)
Repurchase of 14,574 shares of Series A Preferred Stock          --       (146)      (145,594)           --       (145,740)
Repurchase of 56,276 shares of Series D Preferred Stock          --       (563)      (562,197)           --       (562,760)
Issuance of 3,223,000 shares of common stock for purchase
of Thaxton Investment Corporation                            32,230         --        (32,230)           --             --
Dividends paid on preferred stock                                --         --             --      (734,012)      (734,012)
Net loss                                                         --         --             --      (355,190)      (355,190)
                                                            -------    -------    -----------   -----------    -----------

 Balance at December 31, 1999                                69,753     10,104     10,116,774      (394,052)     9,802,579

Purchase and retirement of 974 shares of common stock           (10)        --         (7,725)           --         (7,735)
Repurchase of 1,500 shares of Series A preferred stock           --     (1,500)    (1,498,500)           --     (1,500,000)
Dividends paid on preferred stock                                --         --             --      (723,885)      (723,885)
Net loss                                                         --         --             --    (3,811,549)    (3,811,549)
                                                            -------    -------    -----------   -----------    -----------

Balance at December 31, 2000                                 69,743      8,604      8,610,549    (4,929,486)     3,759,410

Cancelled 135,000 shares of common stock                     (1,350)                    1,350                           --
Issued 20,000 shares of Series F preferred stock                           200        199,800                      200,000
Issued 10,000 shares of common stock for compensation           100                    19,900                       20,000
Dividends paid on preferred stock                                                                  (729,497)      (729,497)
Net Income                                                       --         --             --     3,034,623      3,034,623
                                                            -------    -------    -----------   -----------    -----------
Balance at December 31, 2001                                $68,493    $ 8,804    $ 8,831,599   $(2,624,360)   $ 6,284,536
                                                            =======    =======    ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000, and 1999

                                                                                  2001            2000            1999
                                                                              ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                             $  3,034,623    $ (3,811,549)   $   (355,190)
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for credit losses                                                 16,583,919      14,657,930      11,937,679
    Depreciation and amortization                                                4,065,895       5,308,745       3,415,392
    Deferred taxes                                                                 645,000        (310,000)       (709,934)
    Increase in accounts receivable                                               (329,951)       (840,916)     (4,325,344)
    Decrease in other assets                                                      (333,899)     (4,526,138)     (4,716,880)
    Increase (decrease) in accrued interest payable and other liabilities         (396,578)      5,320,368       6,381,914
                                                                              ------------    ------------    ------------
Net cash provided by operating activities                                       23,269,009      15,798,440      11,627,637
                                                                              ------------    ------------    ------------

Cash flows from investing activities:
    Net increase in finance receivables                                        (14,194,855)    (18,071,663)    (15,050,941)
    Capital expenditures for premises and equipment                               (793,091)     (2,375,869)     (1,595,729)
    Proceeds from sale of Thaxton RBE                                                   --          75,000              --
    Cash paid for deposit with Voyager                                            (480,692)     (6,230,000)             --
    Acquisitions, net of acquired cash equivalents                                (104,820)    (11,963,358)    (42,424,498)
                                                                              ------------    ------------    ------------
Net cash used by investing activities                                          (15,573,458)    (38,565,890)    (59,071,168)
                                                                              ------------    ------------    ------------

Cash flows from financing activities:
    Notes payable to affiliates                                                         --        (491,072)       (287,918)
    Issuance (repurchase) of common stock                                           20,000          (7,735)     (1,328,591)
    Dividends paid                                                                (729,497)       (723,886)       (734,012)
    Net increase(decrease) in notes payable                                     (7,572,248)     25,936,592      51,757,792
    Proceeds from sale of Thaxton RBE stock by Thaxton RBE                              --       2,000,000              --
    Issuance (repurchase) of preferred stock                                       200,000      (1,500,000)       (708,500)
                                                                              ------------    ------------    ------------
Net cash provided by (used in) financing activities                             (8,081,745)     25,213,899      48,698,771
                                                                              ------------    ------------    ------------

Net increase (decrease) in cash                                                   (386,194)      2,446,449       1,255,240
Cash at beginning of period                                                      4,482,553       2,036,104         780,864
                                                                              ------------    ------------    ------------
Cash at end of period                                                         $  4,096,359    $  4,482,553    $  2,036,104
                                                                              ============    ============    ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                19,502,965      20,507,875      16,825,179
        Income taxes                                                               976,155         924,404           2,011

Total Non-cash Activities
Investing: Non-cash portion of acquisitions                                                                     (2,584,260)
Financing:  Portion of Acquisition financed by note to seller                                                    2,584,260

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina. The Company operates consumer finance branches in 11 states, primarily under the names of TICO Credit, Southern Finance, and Covington Credit. The Company also operates insurance agency branches in South and North Carolina. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. ("Thaxton Insurance"), which was acquired by the Company in 1996. The Company provides reinsurance through wholly owned subsidiaries, TICO Reinsurance, Ltd. ("TRL"), Fitch National Reinsurance, Ltd., and Soco Reinsurance, Inc. Through a wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

The following is a description of the more significant accounting and reporting policies which the Company follows in preparing and presenting its financial statements.

Interest and Fee Income: Interest income from finance receivables is recognized
-----------------------
using the interest (actuarial) method on an accrual basis. Accrual of income on finance receivables continues until the receivable is either paid off in full or is charged-off. Fee income consists primarily of late fees which are credited to income when they become due from borrowers. Net deferred loan costs are amortized as an adjustment to yield over the life of the loan. For receivables which are renewed, interest income is recognized using a method similar to the interest method.

Allowance for Credit Losses: Additions to the allowance for credit losses are
---------------------------
based on management's evaluation of the finance receivables portfolio considering current economic conditions, overall portfolio quality, charge-off experience, and such other factors which, in management's judgment, deserve recognition in estimating credit losses. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible or six months has elapsed since the date of the last payment, whichever occurs first. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

Non-file Insurance: Non-file insurance is written in lieu of recording and
------------------
perfecting the Company's security interest in the assets pledged to secure certain loans. Non-file insurance premiums are collected from the borrower on certain loans at inception and renewal and are remitted directly to an unaffiliated insurance company. Certain losses related to such loans, which are not recoverable through life, accident and health, or property insurance claims, are reimbursed through non-file insurance claims subject to policy limitations. Any remaining losses are charged to the allowance for credit losses.

Premises and Equipment: Premises and equipment are reported at cost less
----------------------
accumulated depreciation which is computed using the straight-line method for financial reporting and accelerated methods for tax purposes. For financial reporting purposes the Company depreciates furniture and equipment over 5 years, leasehold improvements over the remaining term of the related lease, and automobiles over 3 years. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Insurance: The Company remits a portion of credit life, accident and health,
---------
property and auto insurance premiums written in connection with certain loans to an unaffiliated insurance company at the time of origination. Any portion of the premiums remitted to this insurance company which are not required to cover their administrative fees or to pay reinsurance claims expense are returned to the Company through its reinsurance subsidiaries, and are included in insurance premiums and commissions in the accompanying consolidated statements of income. Unearned insurance premiums are accreted to income over the life of the related insurance contracts using a method similar to that used for the recognition of finance charges. Insurance commissions earned by Thaxton Insurance are recognized as services are performed in accordance with Thaxton Insurance's contractual obligations with the underwriters, but not before protection is placed with insurers.

Employee Savings Plan: The Company offers a payroll deduction savings plan to
---------------------
all its employees. The Company pays interest monthly at an annual rate of 10% on the prior month's ending balance. Employees may withdraw savings on demand, subject to a subordination agreement with the Company's primary lender.

Income Taxes: Statement of Financial Accounting Standards ("SFAS") No. 109,
------------
Accounting for Income Taxes (Statement 109), requires the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share: The Company adopted the provisions of SFAS 128, "Earning per
------------------
Share" ("EPS") in 1997. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents calculated based upon the average market price. Common stock equivalents consist of preferred stock that is convertible to common stock.

Intangible Assets: Intangible assets include goodwill, expiration lists, and
-----------------
covenants not to compete related to acquisitions made by the Company. Goodwill represents the excess of the cost over the fair value of net assets acquired at the date of acquisition. Goodwill is amortized on a straight-line basis, generally over a five to twenty year period. The expiration lists are amortized over their estimated useful lives, generally fifteen to twenty years, on a straight-line basis. Covenants not to compete are amortized according to the purchase contract over five to six years on a straight-line basis. Recoverability of recorded intangibles is periodically evaluated by using undiscounted cash flows.

Fair Value of Financial Instruments: Substantially all financial assets of the
-----------------------------------
Company are short term in nature. As such, the carrying values of these financial assets approximate their fair value. The Senior Notes payable of the Company are variable in rate, therefore fair value approximates carrying value. The Company's subordinated notes payable are at payable at fixed rates, with terms up to sixty months in maturity. In evaluating the fair value of the subordinated notes it was calculated that the fair value approximated the carrying value. This was due to the majority being short term in nature.

Repossessed Assets: Repossessed assets are recorded at their estimated fair
------------------
value less costs to dispose. Any difference between the loan balance and the fair value of the collateral on the date of repossession is charged to the allowance for credit losses.

Advertising:  Advertising costs are expensed as incurred.
------------

Cash and Cash Equivalents: The Company considers cash on hand, cash due from
-------------------------
banks, and interest-earning deposits, which are maintained in financial institutions as cash and cash equivalents.

Deposit: The Company maintains a deposit with an AM Best rated "A" insurance
-------
carrier to serve as security for insurance reserves of its wholly owned credit insurance re-insurance subsidiaries. The deposit earns interest at the rate of 100 basis points above the 12-month Treasury Bill rate. The rate is fixed for 12 months, adjusted annually on November 1st.

Other Comprehensive Income: Comprehensive income is the change in the Company's
--------------------------
equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is divided into net income and other comprehensive income. There were no items of other comprehensive income in 2001, 2000, or 1999.

Loans/Impairment: Finance receivables are classified as nonaccrual, and the
----------------
accrual of interest is discontinued, when the contractual payment of principal and interest has become 180 days past due or when, in management's judgment, principal or interest is not collectible in accordance with the terms of the obligation. Typically loans are charged off when they become 180 days past due. Cash receipts on non-accrual loans are applied to principal. Interest recognition resumes when the loan returns to performing status. The Company evaluates impairment of finance receivables on a collective basis by pools of homogenous loans.

Reclassifications: Certain amounts in the 1999 and 2000 financial statements
-----------------
have been reclassified in order to conform to the 2001 presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board Statement No. 144, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in August 2001 and supersedes Statement No. 121. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of Statement No. 144 are effective for the financial statements issued for fiscal years beginning after December 15, 2001. The Company expects that adopting the provisions of this Statement will not have a material impact on the consolidated financial statements of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002.

(2)  Business Combinations
--------------------------

Consumer Finance

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

Insurance Agency

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

The insurance agencies discussed above were sold during the year ended December 31, 2000. See Note 13.

(3)  Finance Receivables
------------------------

Finance receivables consist of the following at December 31, 2001 and 2000:

                                                     2001            2000
                                                 ------------    ------------

Automobile sales contracts                       $ 23,121,113    $ 31,196,711
Direct loans                                      176,573,429     163,337,432
Mortgage loans                                     29,058,598      29,908,119
Premium finance contracts                           8,618,497       7,527,689
Commercial loans                                    3,161,875       3,935,945
                                                 ------------    ------------

          Total finance receivables               240,533,512     235,905,896

Unearned interest                                 (36,703,784)    (36,841,017)
Unearned insurance premiums, net                   (1,798,520)     (1,966,062)
Insurance loss reserve                             (9,022,167)     (7,493,658)
Dealer holdback and bulk purchase discount         (2,036,818)     (2,406,165)
Allowance for credit losses                       (12,012,169)    (11,630,555)
Deferred loan cost, net                             2,294,976       2,375,207
                                                 ------------    ------------

          Finance receivables, net               $181,255,030    $177,943,646
                                                 ============    ============

Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer or other retailer will assign receivables to us on a loan-by-loan basis, typically at par. We will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $11,450,000 and $429,000, respectively, at December 31, 2001, and $18,204,000 and $819,000, respectively, at December 31, 2000.

At December 31, 2001, there were no significant concentrations of receivables in any type of property or to any one borrower. These receivables are pledged as collateral for a line of credit agreement (see Note 7).

Changes in the allowance for credit losses for the years ended December 31, 2001, 2000, and 1999 are as follows:


                                                  2001            2000            1999
                                              ------------    ------------    ------------

     Beginning balance                        $ 11,630,555    $ 10,661,339    $  4,710,829
     Valuation allowance for acquired loans             --         838,017       6,276,309
     Provision for credit losses                16,583,919      14,657,930      11,937,679

     Charge-offs                               (18,024,265)    (16,052,319)    (13,461,390)
     Recoveries                                  1,821,960       1,525,588       1,197,912
                                              ------------    ------------    ------------
     Net charge-offs                           (16,202,305)    (14,526,731)    (12,263,478)
                                              ------------    ------------    ------------

     Ending balance                           $ 12,012,169    $ 11,630,555    $ 10,661,339
                                              ============    ============    ============

Our loan portfolio primarily consists of short term fixed rate loans, the majority of which are originated or renewed during the current year. Accordingly, we estimate that fair value of the finance receivables is not materially different from carrying value.

(4)  Premises and Equipment
---------------------------

A summary of premises and equipment at December 31, 2001 and 2000 follows:

                                                    2001          2000
                                                -----------   -----------

     Leasehold improvements                     $ 2,289,105   $ 2,159,214
     Furniture and fixtures                       3,054,216     2,721,965
     Equipment and automobiles                    7,680,873     7,658,183
                                                -----------   -----------

                   Total cost                    13,024,194    12,539,362
     Accumulated depreciation                     8,777,378     7,527,506
                                                -----------   -----------

                   Net premises and equipment   $ 4,246,816   $ 5,011,856
                                                ===========   ===========

Depreciation expense was approximately $1,630,000 in 2001, and $1,538,000 and $1,374,000 in 2000 and 1999, respectively.

(5)  Intangible Assets
----------------------

Intangible assets consist of the following at December 31, 2001 and 2000:

                                                 2001           2000
                                             -----------    -----------

     Covenants not to compete                $        --    $   102,022
     Goodwill and purchase premium            37,683,318     37,578,496
     Insurance expirations                     1,890,301      1,890,301
                                             -----------    -----------

                   Total cost                 39,573,619     39,570,819

     Less accumulated amortization             7,091,965      4,758,261
                                             -----------    -----------

                   Intangible assets, net    $32,481,654    $34,812,558
                                             ===========    ===========

The Company acquired the majority of the intangibles in connection with our acquisition of FirstPlus Consumer Finance. Amortization expense was approximately $2,436,000 in 2001, and $2,174,000 and $1,512,000 in 2000 and
1999, respectively.

(6)  Leases
-----------

The Company conducts all of its operations from leased facilities. It is expected that in the normal course of business, leases that expire will be renewed at our option or replaced by other leases or acquisitions of other properties. Total rental expense was approximately $3,411,000 in 2001, $3,100,000 in 2000 and $2,193,000 in 1999. The future minimum lease payments under noncancelable operating leases as of December 31, 2001, are as follows:

          2002                                    $2,703,503
          2003                                     1,845,666
          2004                                     1,118,806
          2005                                       601,217
          2006                                       363,965
          Thereafter                               1,182,047
                                                  ----------
          Total minimum lease payments            $7,815,204
                                                  ==========

Related parties own six of the office buildings in which the Company conducts business. These premises are leased to the Company for a total monthly rental of approximately $3,500.

(7)  Notes Payable and Notes Payable to Affiliates
--------------------------------------------------

At December 31, 2001 and 2000, notes payable consist of the following:

                                                                                      2001           2000
                                                                                  ------------   ------------
Senior Notes Payable/Lines of Credit                                              $151,234,760   $178,278,386
Subordinated Notes payable to individuals with varying maturity dates and rates
ranging from 5 1/4% to 12%                                                          71,542,844     51,721,405
Other subordinated notes payable to companies with varying maturity dates and
rates ranging from 4 1/4% to 10%                                                     2,255,562      2,605,623
                                                                                  ------------   ------------

Total notes payable                                                               $225,033,166   $232,605,414
                                                                                  ============   ============

A schedule of maturities of long-term debt is as follows:

                Year Ending
               December 31,                      Amount
               ------------                   ------------
                       2002                   $ 23,185,043
                       2003                     43,644,842
                       2004                     30,332,639
                       2005                     33,368,214
                       2006                     94,492,428
                 Thereafter                         10,000
                                              ------------

                      Total                   $225,033,166
                                              ============

Our credit facility with FINOVA, as amended on December 31, 2001, comprises a term loan with a balance of $19.8 million outstanding, and a revolving credit line used to finance consumer receivables. Maximum borrowings under the revolving credit line as of December 31, 2001 are limited to the lesser of $157 million, or 85% of eligible consumer finance receivables as defined by the agreement. Our maximum borrowing amount decreases on a quarterly basis beginning March 31, 2002 and decreases $22 million in 2002, $16.5 million in 2003, $18 million in 2004, $18 million in 2005 and $9 million in 2006. James D. Thaxton is the guarantor for both the term loan and the revolving loan.

Advances under the term loan accrue interest at the prime rate + 2%. Advances under the revolving credit line accrue interest at the prime rate + 1%. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as FINOVA may select. The credit facility matures in 2006. The interest rates are adjusted monthly to reflect fluctuations in the designated prime rate. Accrued interest on borrowings is payable monthly.

The term loan is payable in twenty-three equal monthly principal and interest payments, which began on April 15, 2001, in the amount of $600,000, with the remaining principal balance due one month thereafter.

Under the revolving credit facility, principal is due in full on the maturity date and can be prepaid without penalty. Substantially all of our and our subsidiaries' assets secure the revolving credit facility, which require us to comply with restrictive covenants, including financial condition covenants. As of December 31, 2001, the Company met all such requirements.

As of February 28, 2002, an additional $12.1 million was available under the terms of the revolving credit line to borrow against existing collateral, with $45.0 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of February 28, 2002, the interest rates for borrowings were 5.75% for the revolving credit line, and 6.75% for the term loan.

In connection with the FirstPlus acquisition, the Company assumed $2.2 million of subordinated notes issued by Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in the name of the Company. The Company is confident that it has adequate availability under it primary credit facility to borrow adequate funds to liquidate this note, if required.

We began selling subordinated notes to residents of South Carolina pursuant to a registered intrastate offering in May 1997. In February 1998, we terminated our intrastate offering and expanded the offering of subordinated notes to several states by registering $50 million of subordinated notes with the Securities and Exchange Commission("SEC"). In May 2001, we registered an additional $75 million offering of subordinated notes with the SEC. The notes are sold primarily to individual investors. The maturity terms range from daily (demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York as trustee, in February 1998. The terms of the indenture do not require us to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of December 31, 2001, we had $65.0 million of these registered subordinated notes outstanding and $6.5 million notes registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with FINOVA. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate senior credit facility, and to diversify our sources of borrowed funds.

We plan to continue to reduce borrowings under our senior credit facility and replace those borrowings with increasing levels of subordinated notes.

For the fiscal year ending December 31, 2002, we anticipate that our cash flow from operations, borrowings under our senior credit facility and the proceeds from the sale of subordinated notes will be more than adequate to meet our needs for cash to fund anticipated growth in our finance receivables, operating expenses, repayment of indebtedness and planned capital expenditures, estimated at approximately $25 million for 2002.

(8)  Benefits
-------------

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

An ongoing benefit to the employees is the Employee Savings Plan. This plan allows employees to contribute and earn a rate of 10%, the balances as of 2001, 2000, and 1999 were approximately $1,084,000, $628,000 and $1,329,000, respectively.

(9)  Income Taxes
-----------------

Income tax expense attributable to continuing operations consists of the following:

                                 Current     Deferred      Total
                                ----------   ---------   ----------
               2001   Federal   $1,390,000   $ 645,000   $2,035,000
                      State         60,000          --       60,000

                                $1,450,000   $ 645,000   $2,095,000
                                ==========   =========   ==========

               2000   Federal   $  640,000   $(310,000)  $  330,000
                      State        220,000          --      220,000

                                $  860,000   $(310,000)  $  550,000
                                ==========   =========   ==========

               1999   Federal   $1,010,133   $(709,934)  $  300,199
                      State        189,801          --      189,801

                                $1,199,934   $(709,934)  $  490,000
                                ==========   =========   ==========

A reconciliation of the Company's income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

                                                                     2001          2000       1999
                                                                  ----------     --------   --------
     Statutory rate applied to income before income tax expense   $1,750,000     $ 52,000   $ 45,802
     Increase (decrease) in income taxes resulting from:
          Goodwill amortization                                      310,000      468,000    427,760
          State taxes, less related federal benefit                   71,000        7,000      4,120
          Valuation allowance adjustment                             (69,000)     (17,000)    38,321
          Other                                                       33,000       40,000    (26,003)
                                                                  ----------     --------   --------

     Income taxes                                                 $2,095,000     $550,000   $490,000
                                                                  ==========     ========   ========

The effective tax rate attributable to continuing operations was 41%, 358%, and 49% for the years ended December 31, 2001, 2000 and 1999, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001, 2000, and 1999 are presented below:

                                                            2001           2000          1999
                                                         -----------    -----------    ----------
         Deferred tax assets:
           Loan loss reserves                            $ 3,620,000    $ 3,968,000    $3,091,466
           Federal net operating loss carryforwards               --        969,000       898,103
           State net operating loss carryforwards                 --         69,000        86,427
           Other                                             155,000        405,000        27,767
                                                         -----------    -----------    ----------

         Total gross deferred tax asset                    3,775,000      5,411,000     4,103,763
         Less valuation allowance                                 --         69,000        86,427
                                                         -----------    -----------    ----------

         Net deferred tax assets                           3,775,000      5,432,000     4,017,336
                                                         -----------    -----------    ----------
         Deferred tax liabilities:
           Prepaid insurance                                      --        (67,000)      (66,926)
           Depreciable basis of fixed assets                (245,000)      (147,000)     (165,323)
           Deferred loan costs                              (566,000)      (666,000)     (381,670)
           Intangible assets                                (172,000)      (226,000)     (251,355)
           Other                                             (40,000)       (45,000)      (65,007)
                                                         -----------    -----------    ----------

         Total gross deferred tax liability               (1,023,000)    (1,151,000)     (930,281)
                                                         -----------    -----------    ----------

         Net deferred tax asset                          $ 2,752,000    $ 4,191,000    $3,087,055
                                                         ===========    ===========    ==========

The change in the valuation allowance for 2001 was a decrease of $69,000 and in 2000 was a decrease of $17,427 and in 1999 a decrease of $77,203. The valuation allowance relates to certain state net operating loss carryforwards. It is management's opinion that realization of the net deferred tax asset, net of valuation allowance, is more likely than not based upon the Company's history of taxable income and estimates of future taxable income. The company's income tax returns for 1997 and subsequent years are subject to review by taxing authorities.

(10) Preferred Stock
--------------------

The Company issued three series of preferred stock during 1997 and two additional series of preferred stock in 1998. 400,000 shares of 7.5% cumulative redeemable convertible Series A preferred stock were authorized, and 178,014 were issued in a December 1997 public offering to existing shareholders. The terms of the offering included the conversion of one share of common stock plus $10 for two shares of Series A preferred stock. For a five year conversion period commencing January 1, 1998, each share of preferred stock can be converted into one share of common stock. The Company may redeem all or a portion of the outstanding shares of Series A stock at any time after December 31, 1999. The Company repurchased and retired 14,574 shares of Series A Preferred Stock in December 1999 at $15 per share, and 150,000 shares at $10 per share during 2000 and no shares during 2001.

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

In December 1997, the Company converted a $500,000 subordinated note held by one corporate investor into 50,000 shares of Series C cumulative redeemable convertible preferred stock. The annual dividends attributable to this series were $1 per share through December 31, 2000, and $1.80 per share, per annum, thereafter. Each share of preferred stock can be converted into one share of common stock after January 1, 1998. The Company may redeem all or a portion of the outstanding shares of Series C stock at any time after December 31, 2000, for $10 per share.

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

(11) Earnings Per Share Information
-----------------------------------

The following is a summary of the earnings per share calculation for the years ended December 31, 2001, 2000, and 1999:

BASIC & DILUTED                                                             2001          2000        1999
                                                                         ----------   -----------   ----------
Net income (loss) from continuing operations                             $3,034,623   $  (396,640)  $1,287,574
          Less:    Dividends on preferred stock                             729,497       723,886      734,012
                                                                         ----------   -----------   ----------
Net income (loss) applicable to common shareholders (numerator)           2,305,126    (1,120,526)     553,562

Average common shares outstanding (denominator)                           6,875,893     6,974,508    6,494,438

Income (loss) per share from continuing operations - basic and diluted   $     0.34   $     (0.16)  $     0.09
                                                                         ==========   ===========   ==========

The earnings per share calculation does not include 10,440 shares of Preferred Series A and 50,000 shares of Preferred Series C stock, which are convertible to common shares, because the effect is anti-dilutive.

(12) Business Segments
----------------------

For the years ended December 31, 2000 and 1999 the Company previously reported its results of operations in four primary segments; consumer finance, mortgage banking, insurance agency, and insurance non-standard risk bearing. Due to the discontinuation of the mortgage bank and non-standard risk bearing insurance businesses we now have two primary segments. The consumer finance segment provides financing to consumers with limited credit histories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company's mortgage banking operations were conducted through Paragon, a wholly-owned subsidiary acquired in November 1998. Paragon originated, closed, and funded predominantly B and C credit quality mortgage loans, which were warehoused until they can be packaged and sold to long term investors. Paragon received fee income from originating mortgages and the loans were generally sold at a premium to the permanent investor. This business has been discontinued. The Company's insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance for which business is placed. Insurance non-standard risk bearing consisted of selling non-standard automobile insurance, through agencies, where the Company retained a portion of the insurance risk, this business has also been discontinued.

The following tables summarize certain financial information concerning the Company's reportable operating segments for the years ended December 31, 2001, 2000, and 1999:

2001                             Consumer
                                ----------
Income Statement Data             Finance      Insurance      Other         Total
                                -----------   ----------   ----------    -----------
Total revenue                   $93,669,290   $3,819,716   $1,031,122    $98,520,128
Net interest income              55,201,218     (668,380)     723,776     55,256,614
Provision for credit losses      16,428,712       25,777      129,430     16,583,919
Noninterest income               20,374,036    3,819,686           --     24,193,722
Insurance premiums and
commissions, net                 15,291,211    3,262,479           --     18,553,690
Noninterest expenses             53,309,207    3,933,597      493,990     57,736,794
Depreciation and
amortization                      3,724,681      323,770       17,444      4,065,895
Net income (loss)                 3,501,713     (533,325)      66,235      3,034,623

Balance Sheet Data
Total assets                    237,387,631    2,211,886    2,960,788    242,560,305
Loans, net                      178,270,562           --    2,984,468    181,255,030
Allowance for credit
losses                           11,834,762           --      177,407     12,012,169
Intangibles                      31,184,955    1,296,699           --     32,481,654

                                                                                      Insurance        Mortgage
                                                                                     -------------   -------------
                                                                          Total         RBE             Banking
                                                                       -----------   -------------   -------------
2000                              Consumer                              Continuing   (Discontinued   (Discontinued
                                ------------                           -----------   -------------   -------------
Income Statement Data             Finance      Insurance     Other     Operations     Operations)      Operations)       Total
                                ------------   ---------   ---------   -----------   -------------   -------------   -----------
Total revenue                   $ 82,271,590   4,284,716   1,060,693    87,616,999     1,875,013       5,733,973      95,225,985
Net interest income               44,760,229    (841,657)    671,132    44,589,704       (91,038)         87,853      44,586,519
Provision for credit losses       14,517,240           -     140,690    14,657,930         3,265       1,278,938      15,940,133
Noninterest income                17,718,003   4,284,716          --    22,002,719     1,875,013       4,424,051      28,301,783
Insurance premiums and
commissions, net                  14,044,802   3,718,756          --    17,763,558     1,836,695              --      19,600,253
Noninterest expenses              46,444,164   4,885,507     451,462    51,781,133     2,478,255       8,778,129      63,037,517
Depreciation and
amortization                       3,331,621     360,225      19,619     3,711,465       148,726       1,448,554       5,308,745
Net income (loss)                    (83,428)   (365,339)     52,127      (396,640)     (374,682)      3,040,226)     (3,811,549)

Balance Sheet Data
Total assets                     232,693,388   4,087,249   3,786,310   240,566,947            --       6,981,166     247,548,113
Loans, net                       174,132,701          --   3,810,945   177,943,646            --       5,558,974     183,502,620
Allowance for credit
losses                            11,505,555          --     125,000    11,630,555            --       1,278,938      12,909,493
Intangibles                       33,346,575   1,465,983          --    34,812,558            --              --      34,812,558

                                                                                      Insurance        Mortgage
                                                                                     -------------   -------------
                                                                          Total         RBE             Banking
                                                                       -----------   -------------   -------------
2000                              Consumer                              Continuing   (Discontinued   (Discontinued
                                ------------                           -----------   -------------   -------------
Income Statement Data             Finance      Insurance     Other     Operations     Operations)      Operations)       Total
                                ------------   ---------   ---------   -----------   -------------   -------------   -----------
Total revenue                   $ 69,402,195   4,035,734     632,337    74,070,266      5,661,959      8,663,736      88,395,961
Net interest income               41,690,365    (235,236)    412,505    41,867,634         97,314        284,236      42,249,184
Provision for credit losses       11,923,527          --      14,152    11,937,679             --             --      11,937,679
Noninterest income                11,212,957   3,717,300        (299)   14,929,958      5,107,965      7,411,921      27,449,844
Insurance premiums and
commissions, net                   9,830,839   2,974,595          --    12,805,434      3,850,792             --      16,656,226
Noninterest expenses              38,598,582   3,289,358     426,701    42,314,641      7,920,837      7,724,933      57,960,411
Depreciation and
amortization                       2,257,937     366,927      15,807     2,640,671        631,660        143,062       3,415,393
Net income (loss)                  1,119,640     132,358      35,576     1,287,574     (1,542,409)      (100,355)       (355,190)

Balance Sheet Data
Total assets                     197,377,942   8,865,785   3,928,911   210,172,638      8,984,793     13,481,351     232,638,782
Loans, net                       156,863,386          --   3,440,166   160,303,552             --     11,400,639     171,704,191
Allowance for credit
losses                            10,661,339          --          --    10,661,339             --             --      10,661,339
Intangibles                       29,655,279   1,707,559          --    31,362,838      6,780,230      1,367,965      39,511,033

(13) Discontinued Operations
----------------------------

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

In December 2000, the Board of Directors adopted a plan to discontinue operations in the Mortgage Banking market place. Paragon ceased operations in December of 2000, and its assets have been sold. The Company recorded a loss, net of income tax benefit, from operations of Paragon of $100,355 for the year ended December 31, 1999 and a loss of $3,040,226 for the year month ended December 31, 2000.

The components of the assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2001, 2000, and 1999 are as follows:

                                                       Paragon               Insurance RBE
                                                       -------               -------------
                                               December 31,   December 31,    December 31,
                                               ------------   ------------   -------------
                                                  2000           1999            1999
                                               ------------   ------------   -------------
(1)Assets
        Accounts receivable .............      $     8,526     $    34,424    $    1,484
           Loans held for Sale ..........        6,837,912      11,400,639            --
        Allowance for credit losses .....       (1,278,938)             --            --
        Premises and equipment, net .....           72,040         311,627     1,514,869
        Intangibles, net ................               --       1,367,965     6,780,230
        Other assets ....................        1,341,626         366,696       688,210
                                               -----------     -----------    ----------
Total assets of discontinued operations..      $ 6,981,166     $13,481,351    $8,984,793
                                               ===========     ===========    ==========
        Subordinated notes payable ......               --              --     1,676,091

        Accounts payable ................            2,762          88,699       552,028

        Other liabilities ...............          373,881              --       103,828
                                               -----------     -----------    ----------
Total liabilities of discontinued operations   $   376,643          88,699     2,331,947
                                               ===========     ===========    ==========

                                                     Paragon         Insurance RBE
                                             ---------------------   -------------
                                                2000        1999         1999
                                             --------     --------    ------------
(2)  Premises and Equipment
Leasehold improvements .................     $  7,000     $  7,420    $   81,868
Furniture and fixtures .................      126,368      194,101       254,389
Equipment and automobiles ..............       73,704      169,569     1,532,413
                                             --------     --------    ----------
        Total cost .....................      207,072      371,090     1,868,670
Accumulated depreciation ...............      135,032       59,463       353,801
                                             --------     --------    ----------
        Net premises and equipment .....     $ 72,040     $311,627    $1,514,869
                                             ========     ========    ==========

                                                       Paragon          Insurance RBE
                                            -------------------------   -------------
                                                2000         1999            1999
                                            ----------     ----------    ----------
(3)  Intangibles

Covenants not to compete ...............    $       --     $       --    $  165,423

Goodwill and purchase premium ..........     1,410,731      1,410,731     4,657,611

Insurance expirations ..................            --             --     2,746,287
                                            ----------     ----------    ----------

        Total cost .....................            --      1,410,731     7,569,321

Less accumulated amortization ..........     1,410,731         42,766       789,091
                                            ----------     ----------    ----------

        Intangible assets, net .........    $       --     $1,367,965    $6,780,230
                                            ==========     ==========    ==========

In 2000 Paragon wrote down the entire amount of goodwill due to its impairment. Paragon had a loss from operations of $771,649 net of an income tax benefit of $397,517 in 2000. Paragon's loss on disposal during the phase out period was $2,268,577 net of an income tax benefit of $828,483 in 2000. There was no gain or loss on the disposal of RBE.

(14) Related Party Transactions
     --------------------------

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

After the sale of the capital stock of RBE, the Company continued to perform certain back-office and management roles, such as the accounting, human resources, and information systems management functions, which were outsourced by RBE to the Company during 2001. The Company billed RBE for these services performed based on the amount of time spent by the Company's personnel performing the services for RBE. During the year ended December 31, 2001, the Company billed RBE approximately $1,050,000 for such services performed. Furthermore, RBE and the Company continued to share common office space after the disposition. As a result of these arrangements, the Company had a receivable from RBE for approximately $51,000 and a payable to RBE of approximately $250,000 at December 31, 2001.

The Company has also structured an arrangement with RBE whereby TICO Premium Finance, the Company's insurance premium finance subsidiary, will originate loans to certain RBE customers to finance their insurance policies underwritten by RBE. In connection with this process, TICO Premium Finance agrees to accept a down payment on the loan which is smaller than TICO Premium Finance typically receives from borrowers when the insurance policy is underwritten by third party insurance companies. In turn, TICO Premium Finance is reimbursed by RBE for any losses on such loans originated to customers of RBE. By requiring a lower down payment, RBE is able to generate a higher volume of business than it would be able to if down payments typically received in the industry were required by TICO Premium Finance. At 12/31/01, there were approximately $3.1 million in outstanding premium finance receivables recorded by TICO Premium Finance that relate to insurance policies underwritten by RBE. In addition, for the year ended December 31, 2001, there were approximately $584,000 of reimbursements from RBE to TICO Premium Finance for losses incurred by TICO Premium Finance. TICO Premium Finance had a receivable from RBE of approximately $62,000 at 12/31/01 for additional reimbursements for losses incurred.

Thaxton Insurance Group agencies, the Company's standard insurance operations, are acting as agents for non-standard policies underwritten by Thaxton RBE. Thaxton Insurance Group acts as agent for certain RBE customers and recognizes commissions on policies that are underwritten by RBE. During the year ended December 31, 2001 there was approximately $51,000 of insurance commissions recognized by Thaxton Insurance Group on non-standard insurance policies that were issued through Thaxton Insurance Group as agent.

The employees of RBE are covered under the self-insured health insurance plan of the Company. In addition, the Company purchased general liability insurance during 2001 that covers both the employees of Thaxton Insurance Group and RBE.

The employees of RBE are eligible to participate in the Employee Savings Plan benefit offered by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not change accounting firms and had no disagreements on accounting or financial disclosure matters with our independent certified public accountants to report under this Item.

                                    PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers and their ages as of March 15, 2002 were as follows:

         NAME                                    AGE   POSITION
         ----                                    ---   --------
James D. Thaxton..............................    55   Chairman of the Board, President and Chief
                                                       Executive Officer

Robert L. Wilson..............................    61   Executive Vice President, Chief
                                                       Operating Officer and Director

Allan F. Ross.................................    53   Vice President, Chief Financial Officer,
                                                       Treasurer, Secretary and Director

C. L. Thaxton, Sr.............................    78   Director

JAMES D. THAXTON has served as our Chairman of the Board, President and Chief Executive Officer since we were founded. Prior to joining us, Mr. Thaxton was an insurance agent at C.L. Frates & Company in Oklahoma City, Oklahoma from 1974 to 1976. From 1972 to 1973, he was employed as an underwriter by United States Fidelity and Guaranty. James D. Thaxton is the son of C.L. Thaxton, Sr.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to our executive officers for the years ended December 31, 2001, 2000, and 1999.

                                     SUMMARY COMPENSATION TABLE

                                                                                 ANNUAL
                                                                                 ------
                                                                              COMPENSATION
                                                                              ------------
           NAME AND PRINCIPLE POSITION                              YEAR   SALARY ($)   BONUS ($)
           ---------------------------                              ----   ----------   ---------
           James D. Thaxton,                                        2001     125,693      184,083
           President and Chief Executive Officer                    2000     115,363      123,755
                                                                    1999     113,880       92,757

           Robert L. Wilson,                                        2001     170,902      217,036
           Executive Vice President                                 2000     152,821       53,033
                                                                    1999     125,280        5,102

           Allan F. Ross                                            2001     110,149           --
           Vice President, Chief Financial Officer, and Treasurer   2000     104,904           --
                                                                    1999      97,385           --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 20, 2002, for each person known to us to own more than 5% of our outstanding common stock, each of our executive officers and directors and our directors and executive officers as a group.

                                         NUMBER OF SHARES AND
                                          NATURE OF BENEFICIAL        PERCENTAGE OF COMMON
     NAME OF BENEFICIAL OWNER                OWNERSHIP                 STOCK OUTSTANDING(1)
     ------------------------            ---------------------         --------=-----------

     James D. Thaxton                        6,456,000  (1)                   94.1%
     C. L. Thaxton, Sr.                         17,221  (2)                       *
     Directors and officers as a group       6,471,555                        94.4%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Thaxton Life Partners, Inc., a related party, invested $2,000,000 in the capital stock of RBE and obtained a 90% interest in RBE as a result of the investment. The acquisition of the 90% interest in RBE by Thaxton Life Partners was funded primarily through our repurchase of 150,000 shares of Series A Preferred stock from certain members of Thaxton Life Partners. The proceeds received from us from the repurchase of the Series A Preferred stock were used by Thaxton Life Partners to obtain the 90% interest in RBE. On August 31, 2000, Thaxton Life Partners purchased the remaining 10% interest in RBE from us. We recognized no gain or loss on the disposal of RBE. As the Thaxton Group, Inc. and RBE are under common ownership, there are various activities and transactions that occur between the two entities to take advantage of economies of scale.

After the sale of the capital stock of RBE, we continued to perform certain back-office and management roles, such as the accounting, human resources, and information systems management functions, which were outsourced by RBE to us during 2001. We billed RBE for these services performed based on the amount of time spent by our personnel performing the services for RBE. During the year ended December 31, 2001, we billed RBE approximately $1,050,000 for these services. Furthermore, we continued to share common office space with RBE after the disposition. As a result of these arrangements, we had a receivable from RBE for approximately $51,000 and a payable to RBE of approximately $250,000 at December 31, 2001.

We have also structured an arrangement with RBE whereby TICO Premium Finance, our insurance premium finance subsidiary, will originate loans to certain RBE customers to finance their insurance policies underwritten by RBE. In connection with this process, TICO Premium Finance agrees to accept a down payment on the loan which is smaller than TICO Premium Finance typically receives from borrowers when the insurance policy is underwritten by third party insurance companies. In turn, TICO Premium Finance is reimbursed by RBE for any losses on such loans originated to customers of RBE. By requiring a lower down payment, RBE is able to generate a higher volume of business than it would be able to if down payments typically received in the industry were required by TICO Premium Finance. At December 31, 2001, there were approximately $3.1 million in outstanding premium finance receivables recorded by TICO Premium Finance that relate to insurance policies underwritten by RBE. In addition, for the year ended December 31, 2001, there were approximately $584,000 of reimbursements from RBE to TICO Premium Finance for losses incurred by TICO Premium Finance. TICO Premium Finance had a receivable from RBE of approximately $62,000 at December 31, 2001 for additional reimbursements for losses incurred.

Thaxton Insurance Group agencies, our standard insurance operations, are acting as agents for non-standard policies underwritten by Thaxton RBE. Thaxton Insurance Group acts as agent for certain RBE customers and recognizes commissions on policies that are underwritten by RBE. During the year ended December 31, 2001 there was approximately $51,000 of insurance commissions recognized by Thaxton Insurance Group on non-standard insurance policies that were issued through Thaxton Insurance Group, as agent.

The employees of RBE are covered under our self-insured health insurance plan. In addition, we purchased general liability insurance during 2000 that covers both the employees of Thaxton Insurance Group and RBE.

The employees of RBE are eligible to participate in our Employee Savings Plan benefit plan.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The exhibits and other documents filed as part of this report including exhibits that are incorporated by reference herein are:

(1)  Report of Independent auditors
     Consolidated balance sheets as of December 31, 2001 and 2000
     Consolidated statements of income for the years ended December 31, 2001, 2000, and 1999
     Consolidated statements of stockholders'equity for years ended December 31, 2001, 2000, and 1999
     Consolidated statements of cash flows for years ended December 31, 2001, 2000, and 1999
     Notes to consolidated financial statements for years ended December 31, 2001, 2000, and 1999
     Supplemental selected financial data(unaudited)

(2) No financial statement schedules are required to be filed as part of this report.

(3) Exhibits

Exhibit No.                          Description
----------                           -----------
3.1            Second Amended and Restated Articles of Incorporation of The Thaxton Group,
               Inc. (1)
3.2            Amended and Restated Bylaws of the Thaxton Group, Inc. (2)
4.1            Form of Indenture, dated as of February 17, 1998, between the Company and
               The Bank of New York, as Trustee (3)
4.2            Form of Subordinated Daily Note (4)
4.3            Form of Subordinated One Month Note (5)
4.4            Form of Subordinated Term Note for 6, 12, 36 and 60 Month Notes (6)
10.1           Third Amended and Restated Loan and Security Agreement dated April 4, 2001 among Finova Capital Corporation, The Thaxton Group, Inc., Thaxton
               Operating Company, Thaxton Insurance Group, Inc., TICO Credit Company,
               Inc., Eagle Premium Finance Co., Inc., Thaxton Commercial Lending, Inc.,
               Paragon, Inc., TICO Premium Finance Company of South Carolina, Inc., TICO
               Reinsurance, LTD., TICO Credit Company of Tennessee, Inc., TICO Credit
               Company of North Carolina, Inc., TICO Credit Company of Alabama, Inc., TICO
               Credit Company of Georgia, Inc., TICO Credit Company (DE), TICO Credit
               Company (MS), TICO Credit Company (TN), Thaxton Investment Corporation, The
               Modern Finance Company, Southern Management Corporation, Modern Financial
               Services, Inc., Southern Finance of Tennessee, Inc., Covington Credit of
               Texas, Inc., Covington Credit of Georgia, Inc., Southern Finance of
               Tennessee, Inc., Fitch National Reinsurance, LTD., SOCO Reinsurance, LTD.,
               Quick Credit Corporation, Covington Credit, Inc.(Oklahoma), Covington
               Credit of Louisiana, Inc., Southern Financial Management, Inc.(7)
10.2           First Amended and Restated Schedule, dated December 31, 2001, to Third
               Amended and Restated Loan and Security Agreement, among Finova Capital
               Corporation, The Thaxton Group, Inc., Thaxton Operating Company, Thaxton
               Insurance Group, Inc., TICO Credit Company, Inc., Eagle Premium Finance
               Co., Inc., Thaxton Commercial Lending, Inc., Paragon, Inc., TICO Premium
               Finance Company of South Carolina, Inc., TICO Reinsurance, LTD., TICO
               Credit Company of Tennessee, Inc., TICO Credit Company of North Carolina,
               Inc., TICO Credit Company of Alabama, Inc., TICO Credit Company of
               Mississippi, Inc., TICO Credit Company of Georgia, Inc., TICO Credit
               Company (DE), TICO Credit Company (MS), TICO Credit Company (TN), Thaxton
               Investment Corporation, The Modern Finance Company, Southern Management
               Corporation, Modern Financial Services, Inc., Southern Finance of South
               Carolina, Inc., Covington Credit of Texas, Inc., Covington Credit of
               Georgia, Inc., Southern Finance of Tennessee, Inc., Fitch National
               Reinsurance, LTD., SOCO Reinsurance, LTD., Quick Credit Corporation,
               Covington Credit, Inc.(Oklahoma), Covington Credit of Louisiana, Inc.,
               Southern Financial Management, Inc.
10.3           Stock Purchase Agreement, dated August 31, 2000 between Thaxton Insurance
               Group, Inc. and Thaxton Life Partners, Inc., (8)
21             Subsidiaries of The Thaxton Group, Inc.

(1) Incorpora ted by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.
(2) Incorpora ted by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (Reg. No. 333-55022)(the "2001 Registration Statement ").
(3)  Incorporated by reference to Exhibit 4.1 of the 2001 Registration
     Statement.
(4)  Incorporated by reference to Exhibit 4.5 of the 2001 Registration
     Statement.
(5)  Incorporated by reference to Exhibit 4.6 of the 2001 Registration
     Statement.
(6)  Incorporated by reference to Exhibit 4.7 of the 2001 Registration
     Statement.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(8) Incorporated by reference to Exhibit 10.9 the Company's Registration Statement on Form SB-2 (Reg. No. 333-42623)(the "1998 Registration Statement) filed with Post-Effective Amendment No. 2 to the 1998 Registration Statement.

(B) REPORTS ON FORM 8-K
None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE THAXTON GROUP, INC.
                                  (Registrant)


Date: March 27,  2002                 By:/s/ ALLAN F. ROSS
                                      ------------------------------------------

                                      Allan F. Ross
                                      Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              CAPACITY                       DATE


/s/ JAMES D. THAXTON     President, Chief Executive Officer        March 27,  2002
---------------------     and Chairman of the Board of Directors
James D. Thaxton


/s/ ALLAN F. ROSS        Vice President, Chief Financial Officer   March 27,  2002
-----------------        (Principle Accounting and Financial
Allan F. Ross            Officer) and Director


/s/ ROBERT L. WILSON     Executive Vice President and Director     March 27,  2002
--------------------
Robert L. Wilson


/s/ C. L. THAXTON, SR.                  Director                    March 27,  2002
----------------------
C. L. Thaxton, Sr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy statement has been sent to security holders. An annual report will be furnished to security holders subsequent to the filing of the annual report on this Form.