Form 10-Q
period 2002-03-31
THAXTON GROUP INC
filed 2002-05-15
CIK 1001430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                   (MARK ONE)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                  803-285-4337
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No __
    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at May 13, 2002
             -----                               ---------------------------
          Common Stock                                    6,871,855

                             THE THAXTON GROUP, INC.
                                    FORM 10-Q
                                 March 31, 2002

                                TABLE OF CONTENTS
                                -----------------


Item                                                                                                  Page
No.                                                                                                   ----
---
                                                  PART I
                                           Financial Information

1.   Financial Statements

     Consolidated Balance Sheets at March 31, 2002 and December 31, 2001                                2

     Consolidated Statements of Income for the three months ended March 31, 2002 and 2001               3

     Consolidated Statements of Stockholders' Equity for the year ended December 31, 2001 and
     the quarter ended March 31, 2002                                                                   4

     Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001           5

     Notes to Consolidated Financial Statements                                                         6

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations             11

3.   Quantitative and Qualitative Disclosures About Market Risk                                        15


                                                  PART II
                                             Other Information

1.   Legal Proceedings                                                                                 15

2.   Changes in Securities and Use of Proceeds                                                         15

3.   Defaults Upon Senior Securities                                                                   15

4.   Submission of Matters to a Vote of Security Holders                                               15

5.   Other Information                                                                                 15

6.   Exhibits and Reports on Form 8-K                                                                  15

                                     PART I
                              FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

                             THE THAXTON GROUP, INC.
                           Consolidated Balance Sheets
                       March 31, 2002 & December 31, 2001

                                                                                               March 31, 2002    December 31,
                                                                                                 (Unaudited)        2001
                                                                                                 -----------        ----
Assets

Cash                                                                                           $   1,873,308    $   4,096,359
Finance receivables, net                                                                         169,477,834      181,255,030
Premises and equipment, net                                                                        4,200,432        4,246,816
Accounts receivable                                                                                  900,951        1,813,743
Accounts receivable from related parties                                                              62,774          113,185
Repossessed automobiles                                                                              593,243          952,153
Deposit                                                                                            6,759,291        6,710,692
Goodwill and other intangible assets                                                              32,332,082       32,481,654
Deferred tax asset, net                                                                            2,752,000        2,752,000
Other assets                                                                                       8,289,277        8,138,673
                                                                                               -------------    -------------

Total assets                                                                                   $ 227,241,192    $ 242,560,305
                                                                                               =============    =============

Liabilities and Stockholders' Equity

Liabilities
Accrued interest payable                                                                       $   2,185,753    $   2,194,814
Notes payable                                                                                    206,064,608      225,033,166
Accounts payable                                                                                   1,872,217        1,361,490
Accounts payable to related parties                                                                  201,120          254,043
Income taxes payable                                                                               3,605,912        2,270,068
Employee savings plan                                                                              1,144,346        1,083,594
Other liabilities                                                                                  3,389,048        4,078,594
                                                                                               -------------    -------------

Total liabilities                                                                                218,463,004      236,275,769
                                                                                               -------------    -------------
Stockholders' Equity

Preferred Stock $.01 parvalue:
  Series A:  400,000 shares authorized; issued and outstanding 10,440 shares in 2002 and
2001; liquidation value $104,400 in 2002 and 2001                                                        104              104
  Series C:  50,000 shares authorized issued and outstanding in 2002 and 2001; liquidation
value $500,000 in 2002 and 2001                                                                          500              500
  Series E:  800,000 shares authorized, issued and outstanding in 2002 and 2001; liquidation
value $8,000,000 in 2002 and 2001                                                                      8,000            8,000
  Series F:  100,000 shares authorized; issued and outstanding 20,000 in March 2002 and
2001; liquidation value $200,000 in 2002 and 2001                                                        200              200
Common stock, $.01 par value, 50,000,000 shares authorized; issued and outstanding 6,871,855
in 2002; 6,859,355 shares in 2001                                                                     68,718           68,493
Additional paid-in-capital                                                                         8,876,374        8,831,599
Accumulated deficit                                                                                 (175,708)      (2,624,360)
                                                                                               -------------    -------------

Total stockholders' equity                                                                         8,778,188        6,284,536
                                                                                               -------------    -------------

Total liabilities and stockholders' equity                                                     $ 227,241,192    $ 242,560,305
                                                                                               =============    =============

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                        Consolidated Statements of Income
                     Quarters Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                           March 31, 2002   March 31, 2001
                                                           --------------   --------------
Interest and fee income                                      $19,744,010      $18,529,310
Interest expense                                               3,691,870        5,634,820
                                                             -----------      -----------

Net interest income                                           16,052,140       12,894,490
Provision for credit losses                                    3,670,268        2,974,833
                                                             -----------      -----------

Net interest income after provision for credit losses         12,381,872        9,919,657
Other income:
Insurance premiums and commissions, net                        3,757,272        3,559,576
Other income                                                   1,565,035        1,199,380
                                                             -----------      -----------

Total other income                                             5,322,307        4,758,956
                                                             -----------      -----------

Operating expenses:
  Compensation and employee benefits                           8,468,507        7,828,456
  Telephone, computers                                           542,092          598,807
  Net occupancy                                                1,617,715        1,565,050
  Reinsurance claims expense                                     289,726          225,647
  Advertising                                                    686,798          653,733
  Collection expense                                             149,576          103,322
  Travel                                                         275,547          222,258
  Professional fees                                              269,657          270,975
  Office expense                                                 579,374          612,524
  Amortization expense                                           149,573          608,423
  Other                                                          746,659          963,938
                                                             -----------      -----------
Total operating expenses                                      13,775,224       13,653,133
                                                             -----------      -----------

Income before income tax expense                               3,928,954        1,025,480
Income tax expense                                             1,335,844          453,662
                                                             -----------      -----------
Net income                                                     2,593,110          571,818

Dividends on preferred stock                                     144,457          171,347
                                                             -----------      -----------

Net income applicable to common shareholders                 $ 2,448,653      $   400,471
                                                             ===========      ===========

Net income per common share--basic and diluted                      0.36             0.06

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
          Year Ended December 31, 2001 and Quarter Ended March 31, 2002
                                   (Unaudited)

                                                                                         Additional                      Total
                                                                Common     Preferred      Paid-in        Retained     Stockholders'
                                                                 Stock       Stock        Capital        Earnings        Equity
                                                                 -----       -----        -------        --------        ------
Balance at December 31, 2000                                   $ 69,743     $  8,604     $8,610,549    $(4,929,486)    $3,759,410
                                                               --------     --------     ----------    -----------     ----------

Cancelled 135,000 shares of common stock                         (1,350)           -          1,350              -              -
Issued 20,000 shares of Series F preferred stock                                 200        199,800              -        200,000
Issued 10,000 shares of common stock for compensation               100                      19,900                        20,000
Dividends paid on preferred stock                                     -            -              -       (729,497)      (729,497)
Net income                                                            -            -              -      3,034,623      3,034,623
                                                               --------     --------     ----------    -----------     ----------

Balance at December 31, 2001                                     68,493        8,804      8,831,599     (2,624,360)     6,284,536

Issued 22,500 shares of common stock for compensation               225                      44,775                        45,000
Dividends paid on preferred stock                                     -            -              -       (144,458)      (144,458)
Net income                                                            -            -              -      2,593,110      2,593,110
                                                               --------     --------     ----------    -----------     ----------

Balance at March 31, 2002                                      $ 68,718     $  8,804     $8,876,374    $  (175,708)    $8,778,188
                                                               ========     ========     ==========    ===========     ==========

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                      Consolidated Statements of Cash Flows
                     Quarters ended March 31, 2002 and 2001

                                                                        March 31, 2002     March 31, 2001
                                                                          (Unaudited)        (Unaudited)
                                                                          -----------        -----------
Cash flows from operating activities:
Net income                                                               $ 2,593,110        $   571,818
Adjustments to reconcile net income to
net cash provided by operating activities
    Provision for credit losses                                            3,670,268          2,974,833
    Depreciation and amortization                                            547,057          1,008,436
    Deferred taxes                                                         1,335,844            484,898
    Increase in accounts receivable                                        1,025,977            359,325
    Decrease in other assets                                                  92,722            892,735
    Issuance of common stock                                                  45,000                  -
    Decrease in accrued interest payable and other liabilities              (236,594)          (566,540)
                                                                         -----------        -----------
Net cash provided by operating activities                                  9,073,384          5,725,505
                                                                         -----------        -----------

Cash flows from investing activities:
    Net decrease in finance receivables                                    8,106,928         12,517,479
    Net capital expenditures for premises and equipment                     (351,100)          (110,499)
                                                                         -----------        -----------
Net cash provided by investing activities                                  7,755,828         12,406,980
                                                                         -----------        -----------
Cash flows from financing activities:
    Dividends paid                                                          (144,457)          (171,346)
    Net decrease in notes payable                                        (18,907,806)       (20,336,579)
    Issuance of preferred stock                                                    -            200,000
                                                                         -----------        -----------

Net cash used in financing activities                                    (19,052,263)       (20,307,925)
                                                                         -----------        -----------

Net decrease in cash                                                      (2,223,051)        (2,175,440)
Cash at beginning of period                                                4,096,359          4,482,553
                                                                         -----------        -----------
Cash at end of period                                                    $ 1,873,308        $ 2,307,113
                                                                         ===========        ===========

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                   Notes to Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina and operates, primarily through subsidiaries. The Company operates consumer finance branches in 11 states, primarily under the names of TICO Credit, Southern Finance, and Covington Credit. The Company also operates insurance agency branches in North and South Carolina. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company's premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. ("Thaxton Insurance"), which was acquired by the Company in 1996. The Company provides reinsurance through wholly owned subsidiaries, TICO Reinsurance, Ltd. ("TRL"), Fitch National Reinsurance, Ltd., Soco Reinsurance, Inc. Through another wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Information with respect to March 31, 2002 and 2001, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-K when reviewing interim financial statements. The results of operations for the three months and quarter ended March 31, 2002 are not necessarily indicative of results to be expected for the entire fiscal year.


(2)  Finance Receivables
------------------------

Finance receivables consisted of the following at March 31, 2002 and 2001 and December 31, 2001 and 2000:

                                                         March 31,      December 31,       March 31,     December 31,
                                                           2002             2001             2001            2000
                                                           ----             ----             ----            ----
Automobile sales contracts                             $  24,044,618   $  23,121,113    $  29,963,465   $  31,196,711
Direct loans                                             174,851,465     189,163,818      158,660,605     172,506,592
Mortgage loans                                            15,115,502      16,468,209       20,961,473      20,738,959
Premium finance contracts                                  6,548,817       8,618,497        8,540,975       7,527,689
Commercial loans                                           2,671,904       3,161,875        3,454,177       3,935,945
                                                       -------------   -------------    -------------   -------------

     Total finance receivables                           223,232,306     240,533,512      221,580,695     235,905,896

Unearned interest                                        (33,247,979)    (36,703,784)     (33,890,109)    (36,841,017)
Unearned insurance premiums, net                          (1,299,956)     (1,798,520)      (1,603,104)     (1,966,062)
Insurance loss reserve                                    (9,153,209)     (9,022,167)      (6,568,807)     (7,493,658)
Dealer holdback and bulk purchase discount                (2,251,666)     (2,036,818)      (2,368,467)     (2,406,165)
Allowance for credit losses                              (10,644,885)    (12,012,169)     (11,365,942)    (11,630,555)
Deferred loan cost, net                                    2,016,883       2,294,976        2,251,337       2,375,207
                                                       -------------    ------------     ------------    ------------

     Finance receivables, net                          $ 169,477,834    $181,255,030     $168,035,603    $177,943,646
                                                       =============    ============     ============    ============

Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management's review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer or other retailer will assign receivables to us on a loan-by-loan basis, typically at par. We will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $16,358,826 and $572,060, respectively, at March 31, 2002.

At March 31, 2002, there were no significant concentrations of receivables in any type of property or to one borrower. These receivables are pledged as collateral for a line of credit agreement (see note 5).

Changes in the allowance for credit losses for the quarters ended March 31, 2002 and 2001, and the years ended December 31, 2001 and 2000, are as follows:

                                                         March 31,      December 31,      March 31,     December 31,
                                                           2002             2001            2001            2000
                                                           ----             ----            ----            ----
  Beginning balance                                    $12,012,169     $ 11,630,555     $11,630,555     $ 10,661,339
  Valuation allowance for acquired loans                         -                -               -          838,017
  Provision for credit losses                            3,670,268       16,583,919       2,974,833       14,657,930

  Charge-offs                                           (5,556,959)     (18,024,265)     (3,683,076)     (16,052,319)
  Recoveries                                               519,407        1,821,960         443,630        1,525,588
                                                       -----------     ------------     -----------     ------------
  Net charge-offs                                       (5,037,552)     (16,202,305)     (3,239,446)     (14,526,731)
                                                       -----------     ------------     -----------     ------------

  Ending balance                                       $10,644,885     $ 12,012,169     $11,365,942     $ 11,630,555
                                                       ===========     ============     ===========     ============

Our loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, we estimate that fair value of the finance receivables is not materially different from carrying value.

(3)  Premises and Equipment
---------------------------

A summary of premises and equipment at March 31, 2002 and December 31, 2001 follows:

                                                         March 31,      December 31,
                                                           2002             2001
                                                           ----             ----
  Leasehold improvements                                $ 2,314,756     $ 2,289,105
  Furniture and fixtures                                  3,070,113       3,054,216
  Equipment and automobiles                               7,729,195       7,680,873
                                                        -----------     -----------

                     Total cost                          13,114,064      13,024,194
  Accumulated depreciation                                8,913,632       8,777,378
                                                        -----------     -----------

                     Net premises and equipment         $ 4,200,432     $ 4,246,816
                                                        ===========     ===========

Depreciation expense was approximately $397,000 for the 1st quarter of 2002 and $1,538,000 for the year ended December 31, 2001.

(4)  Intangible Assets
----------------------

Intangible assets consisted of the following at March 31, 2002 and December 31, 2001:

                                                         March 31,      December 31,
                                                           2002             2001
                                                           ----             ----
  Goodwill and purchase premium                         $37,683,318     $37,683,318
  Insurance expirations                                   1,890,301       1,890,301
                                                        -----------     -----------

                     Total cost                          39,573,619      39,573,619

  Less accumulated amortization                           7,241,537       7,091,965
                                                        -----------     -----------

                     Intangible assets, net             $32,332,082     $32,481,654
                                                        ===========     ===========

The Company acquired the majority of the intangibles in connection with the acquisition of FirstPlus Consumer Finance. Amortization expense was approximately $150,000 for the 1/st/ quarter of 2002 and $2,174,000 for the year ended December 31, 2001.

Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

(5)  Notes Payable and Notes Payable to Affiliates
--------------------------------------------------

At March 31, 2002 and 2001, and December 31, 2001 and 2000, notes payable consisted of the following:

                                                                          March 31,     December 31,      March 31,    December 31,
                                                                            2002            2001            2001           2000
                                                                            ----            ----            ----           ----
Senior Notes Payable/Lines of Credit                                    $125,208,948    $151,234,760    $155,259,884   $178,278,386
Subordinated Notes payable to individuals with varying maturity
dates and rates ranging from 5 1/4% to 12%                                78,600,098      71,542,844      54,455,650     51,721,405
Other subordinated notes payable to companies with varying
maturity dates and rates ranging from 4 1/4% to 10%                        2,255,562       2,255,562       2,553,301      2,605,623
                                                                        ------------    ------------    ------------   ------------

Total notes payable                                                     $206,064,608    $225,033,166    $212,268,835   $232,605,414
                                                                        ============    ============    ============   ============

We generally finance our operations through cash flow from operations, borrowings under our credit facility with FINOVA Capital Corporation ("FINOVA") and the sale, to public investors, of our subordinated notes.

Our credit facility with FINOVA, as amended on December 31, 2001, comprises a term loan with a balance of $18.4 million outstanding as of March 31, 2002, and a revolving credit line used to finance consumer receivables. Maximum borrowings under the revolving credit line as of March 31, 2002 are limited to the lesser of $144 million, or 85% of eligible consumer finance receivables as defined by the agreement. Our maximum borrowing amount decreases on a quarterly basis and decreases an additional $9 million in 2002, $16.5 million in 2003, $18 million in 2004, $18 million in 2005, and $9 million in 2006. James D. Thaxton is the guarantor for both the term loan and the revolving loan.

Advances under the term loan accrue interest at the prime rate + 2%. Advances under the revolving credit line accrue interest at the prime rate + 1%. The prime rate is published by Citibank, N.A., or any other money center bank as FINOVA may select. The credit facility matures in 2006. The interest rates are adjusted monthly to reflect fluctuations in the designated prime rate. Accrued interest on borrowings is payable monthly.

The term loan is payable in twenty-three equal monthly principal and interest payments, which began on April 15, 2001, in the amount of $600,000, with the remaining principal balance due one month thereafter.

Under the revolving credit facility, principal is due in full on the maturity date and can be prepaid without penalty. Substantially all of our and our subsidiaries' assets secure the revolving credit facility, which requires us to comply with restrictive covenants, including financial condition covenants. As of December 31, 2001, we met all such requirements.

As of March 31, 2002, an additional $13.1 million was available under the terms of the revolving credit line to borrow against existing collateral, with $37.2 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of March 31, 2002, the interest rates for borrowings were 5.75% for the revolving credit line, and 6.75% for the term loan.

In connection with the FirstPlus acquisition, the Company assumed $2.2 million of subordinated notes issued by Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in our name. We are confident that we have adequate availability under our primary credit facility to borrow adequate funds to liquidate these notes, if required.

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

As of March 31, 2002, we had $75.7 million of these registered subordinated notes outstanding and $5.1 million notes registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with FINOVA. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate senior credit facility, and to diversify our sources of borrowed funds.

We plan to continue to reduce borrowings under our senior credit facility and replace those borrowings with increasing levels of subordinated notes. We anticipate that our cash inflow from operations, borrowings under our senior credit facility, and the proceeds from the sale of subordinated notes will be more than adequate to meet our cash outflows to fund anticipated growth in our finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures for the year ending December 31, 2002. We estimate our cash outflow to be approximately $25 million for 2002.

(6)  Earnings Per Share Information
-----------------------------------

The following is a summary of the earnings per share calculation for the quarters ended March 31, 2002 and 2001, and the years ended December 31, 2001 and 2000:

                                                                              March 31,   December 31,   March 31,     December 31,
                                                                                2002          2001         2001            2000
                                                                                ----          ----         ----            ----
BASIC & DILUTED
Net income (loss) from continuing operations                                 $2,593,110    $3,034,623    $  571,818    $  (396,640)
Less:    Dividends on preferred stock                                           144,457       729,497       171,347        723,886
                                                                             ----------    ----------    ----------    -----------
Net income (loss) applicable to common shareholders (numerator)               2,448,653     2,305,126       400,471     (1,120,526)

Average common shares outstanding (denominator)                               6,857,480     6,875,893     6,940,605      6,974,508

Income (loss) per share from continuing operations - basic and diluted       $     0.36    $     0.34    $     0.06    $     (0.16)
                                                                             ==========    ==========    ==========    ===========

The earnings per share calculation does not include 10,440 shares of Preferred Series A and 50,000 shares of Preferred Series C stock, which are convertible to common shares, because the effect is anti-dilutive.

(7)  Business Segments
----------------------

The Company now has two primary segments. The consumer finance segment provides financing to consumers with limited credit histories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company's insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance for which business is placed.

The following table summarizes certain financial information concerning the Company's reportable operating segments for the quarter ended March 31, 2002 and 2001, and the year ended December 31, 2001:


March 31, 2002                     Consumer
Income Statement Data               Finance       Insurance        Other            Total
                                    -------       ---------        -----            -----
Total Revenue                    $ 23,942,351    $  919,706     $  204,260      $ 25,066,317
Net Interest Income                15,897,966          (834)       155,008        16,052,140
Provision for credit losses         3,648,329         4,339         17,600         3,670,268
Noninterest income                  4,402,601       919,706              -         5,322,307
Insurance premiums and
commissions, net                    2,885,860       871,412              -         3,757,272
Noninterest expenses               12,516,946     1,071,719        186,559        13,775,224
Depreciation and amortization         476,946        64,868          5,243           547,057
Net income                          2,727,422      (152,013)        17,701         2,593,110

Balance Sheet Data
Total assets                      222,818,684     1,956,886      2,465,622       227,241,192
Loans, net                        166,805,930             -      2,671,904       169,477,834
Allowance for credit losses        10,644,885             -              -        10,644,885
Intangibles                        31,062,272     1,269,810              -        32,332,082

December 31, 2001                  Consumer
Income Statement Data               Finance       Insurance        Other            Total
                                    -------       ---------        -----            -----
Total revenue                    $ 93,669,290    $3,819,716     $1,031,122      $ 98,520,128
Net interest income                55,201,218      (668,380)       723,776        55,256,614
Provision for credit losses        16,428,712        25,777        129,430        16,583,919
Noninterest income                 20,374,036     3,819,686              -        24,193,722
Insurance premiums and
commissions, net                   15,291,211     3,262,479              -        18,553,690
Noninterest expenses               53,309,207     3,933,597        493,990        57,736,794
Depreciation and amortization       3,724,681       323,770         17,444         4,065,895
Net income (loss)                   3,501,713      (533,325)        66,235         3,034,623

Balance Sheet Data
Total assets                      237,387,631     2,211,886      2,960,788       242,560,305
Loans, net                        178,270,562             -      2,984,468       181,255,030
Allowance for credit losses        11,834,762             -        177,407        12,012,169
Intangibles                        31,184,955     1,296,699              -        32,481,654

March 31, 2001                      Consumer
Income Statement Data                Finance     Insurance        Other           Total
                                     -------     ---------        -----           -----
Total Revenue                    $ 21,813,902    $1,224,172    $  250,192     $ 23,288,266
Net Interest Income                12,942,765      (204,665)      156,390       12,894,490
Provision for credit losses         2,962,732         2,101        10,000        2,974,833
Noninterest income                  3,534,784     1,224,172             -        4,758,956
Insurance premiums and
commissions, net                    2,653,518       906,058             -        3,559,576
Noninterest expenses               12,384,914     1,129,287       138,932       13,653,133
Depreciation and amortization
                                      920,246        82,881         5,309        1,008,436
Net income                            632,752      (72,455)        11,521          571,818

Balance Sheet Data

Total assets                      221,766,896     3,594,287     3,324,555      228,685,738
Loans, net                        164,716,426             -     3,319,177      168,035,603
Allowance for credit losses
                                   11,230,942             -       135,000       11,365,942
Intangibles                        32,821,493     1,421,636             -       34,243,129

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

NET INTEREST MARGIN

The following table presents important data relating to our net interest margin for the quarters ended March 31, 2002 & 2001 and the years ended December 31, 2001 & 2000.

                                                          March 31,     December 31,      March 31,      December 31,
                                                            2002            2001            2001             2000
                                                            ----            ----            ----             ----
         Average Net Finance Receivables (1)          $190,911,203      $179,688,836    $186,062,762     $169,390,119
         Average notes payable(1)                      211,344,567       216,824,106     222,418,878      200,221,483
         Interest and fee income (2)                    19,744,010        74,326,406      18,529,310       65,614,280
         Interest expense (3)                            3,691,870        19,069,792       5,634,820       21,024,516
                                                         ---------        ----------       ---------       ----------
         Net interest income                            16,052,140        55,256,614      12,894,490       44,589,764
         Average interest rate earned(1)                    41.37%            41.36%          39.83%           38.74%
         Average interest rate paid(1)                       6.99%             8.80%          10.13%           10.50%
                                                             -----             -----          ------           ------
         Net interest rate spread                           34.38%            32.56%          29.70%           28.24%
         Net interest margin(4)                             33.63%            30.75%          27.72%           26.32%

         (1) Averages are computed using month-end balances during the year presented
         (2)   Excludes interest and fee income earned by Thaxton Insurance.
         (3)   Excludes interest expense paid on Thaxton Insurance related debt.
         (4) Net interest margin represents net interest income divided by average Net Finance Receivables.


Results of Operations for the Three Months Ended March 31, 2002 and 2001

For the three months ended we incurred the normal liquidation of the loans we added during the fourth quarter of the previous year. Our gross finance receivables declined by $17,301,000 to $223,232,000 since December 31, 2001. Comparatively in 2001 for the same period our gross receivables declined $14,325,000 to $221,581,000. This is due to our normal business activity of our customers paying off the loans they took out during the 4/th/ quarter of the previous year.

Due to this increase in our receivables our interest income increased to $19,744,000 for the current period from $18,529,000 for the same period last year. Our interest expense decreased this year to $3,692,000 from $5,635,000 in the prior period. The majority of our interest is variable, based on the Prime Rate, due to the dramatic decrease in the prime rate from the 1/st/ quarter of 2001(9.00%) to the 1/st/ quarter of 2002(4.75%) our interest expense declined substantially.

As to be expected with overall business growth our operating expenses also increased from $13,653,000 in 2001 to $13,775,000 in 2002 or 1.0%. This increase is related to normal growth of our business and an increase in salaries from the prior year.

Due to our revenues growing and our interest expenses decreasing our pretax income from continuing operations increased significantly from a $1,025,000 gain in the 1/st/ quarter of 2001 to a $3,929,000 gain in 2002. This is mainly attributable to the decrease in interest rates and the accounting change of not amortizing goodwill, coupled with an increase in revenues from the addition of our personal tax filing services just offered in the current quarter.

CREDIT LOSS EXPERIENCE

The following table sets forth our allowance for credit losses and credit loss experience at or over the periods presented.

                                                                     March 31,       December 31,       March 31,     December 31,
                                                                       2002              2001             2001            2000
                                                                       ----              ----             ----            ----
Net finance receivables (1)                                        $172,149,738      $190,105,324     $175,947,368    $185,638,256
Allowance for credit losses                                          10,644,885        12,012,169       11,365,942      11,630,555
Allowance for credit losses as a percentage of net finance
receivables (1)                                                            6.18%             6.32%            6.46%           6.27%
Dealer reserves and discounts on bulk purchases                       2,251,666         2,036,818        2,368,467       2,406,165
Dealer reserves and discounts on bulk purchases as percentage
of Net Automobile Sales Contracts at period end                           11.22%            10.58%            9.35%          10.89%
Allowance for credit losses and dealer reserves and discount on
bulk purchases (2)                                                   12,896,551        14,048,987       13,734,409      14,036,720
Allowance for credit losses and dealer reserves as a percentage
of finance receivables                                                     7.49%             7.39%            7.81%           7.56%
Provision for credit losses                                           3,670,268        16,583,919        2,974,833      14,657,930
Charge-offs (net of recoveries)                                       5,037,552        16,202,305        3,239,446      14,526,731
Charge-offs (net of recoveries) as a percentage of average net
finance receivables (3)                                                   10.55%             8.32%            7.36%           7.83%

(1) Net finance receivable balances are presented net of unearned finance charges, net unearned insurance premiums, dealer holdbacks and bulk purchase discounts, deferred loan costs, and exclude mortgage warehoused loans and commercial finance receivables.
(2)  Excludes valuation discount for acquired loans.
(3)  March 31, 2002 and 2001 are annualized for comparison purpose.

The following table sets forth certain information concerning our finance receivables at the end of the periods indicated:

                                                                                                 March 31,         December 31,
                                                                                                   2002                2001
                                                                                                   ----                ----
Direct Finance Receivables Contractually past due 90 days or more                              $  6,779,888        $  7,373,910
Direct Finance Receivables outstanding                                                          149,619,062         148,215,821
Direct Finance Receivables Contractually past due 90 days or more as a percentage of
Direct Finance receivables                                                                             4.53%               4.98%

Real Estate Secured Receivables Contractually past due 90 days or more                            1,553,467           1,632,483
Real Estate Secured Receivables outstanding                                                      14,515,770          15,731,657
Real Estate Secured Receivables Contractually past due 90 days or more as a percentage
of Real Estate Secured receivables                                                                    10.70%              10.38%

Vehicle Secured Receivables Contractually past due 60 days or more                                1,666,620           1,090,032
Vehicle Secured Receivables outstanding                                                          20,059,432          17,782,135
Vehicle Secured Receivables Contractually past due 60 days or more as a percentage of
Vehicle Secured receivables                                                                            8.31%               6.13%

Premium finance contracts contractually past due 60 days or more                                    722,195             679,091
Premium finance contracts outstanding                                                             6,368,594           8,375,711
Premium finance contracts contractually past due 60 days or more as a percentage of
premium finance contracts                                                                             11.34%               8.11%

Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations through cash flow from operations, borrowings under our credit facility with FINOVA Capital Corporation ("FINOVA") and the sale, to public investors, of our subordinated notes.

Our credit facility with FINOVA, as amended on December 31, 2001, comprises a term loan with a balance of $18.4 million outstanding as of March 31, 2002, and a revolving credit line used to finance consumer receivables. Maximum borrowings under the revolving credit line as of March 31, 2002 are limited to the lesser of $144 million, or 85% of eligible consumer finance receivables as defined by the agreement. Our maximum borrowing amount decreases on a quarterly basis and decreases an additional $9 million in 2002, $16.5 million in 2003, $18 million in 2004, $18 million in 2005 and $9 million in 2006. James D. Thaxton is the guarantor for both the term loan and the revolving loan.

Advances under the term loan accrue interest at the prime rate + 2%. Advances under the revolving credit line accrue interest at the prime rate + 1%. The prime rate is published by Citibank, N.A., or any other money center bank as FINOVA may select. The credit facility matures in 2006. The interest rates are adjusted monthly to reflect fluctuations in the designated prime rate. Accrued interest on borrowings is payable monthly.

The term loan is payable in twenty-three equal monthly principal and interest payments, which began on April 15, 2001, in the amount of $600,000, with the remaining principal balance due one month thereafter.

Under the revolving credit facility, principal is due in full on the maturity date and can be prepaid without penalty. Substantially all of our and our subsidiaries' assets secure the revolving credit facility, which requires us to comply with restrictive covenants, including financial condition covenants. As of December 31, 2001, we met all such requirements.

As of March 31, 2002, an additional $13.1 million was available under the terms of the revolving credit line to borrow against existing collateral, with $37.2 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of March 31, 2002, the interest rates for borrowings were 5.75% for the revolving credit line, and 6.75% for the term loan.

In connection with the FirstPlus acquisition, the Company assumed $2.2 million of subordinated notes issued by Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in our name. We are confident that we have adequate availability under our primary credit facility to borrow adequate funds to liquidate these notes, if required.

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

As of March 31, 2002, we had $75.7 million of these registered subordinated notes outstanding and $5.1 million notes registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with FINOVA. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate senior credit facility, and to diversify our sources of borrowed funds.

We plan to continue to reduce borrowings under our senior credit facility and replace those borrowings with increasing levels of subordinated notes. We anticipate that our cash inflow from operations, borrowings under our senior credit facility, and the proceeds from the sale of subordinated notes will be more than adequate to meet our cash outflows to fund anticipated growth in our finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures for the year ending December 31, 2002. We estimate our cash outflow to be approximately $25 million for 2002.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's outstanding debt under the Revolving Credit Facility and Term Loan was $125.2 million at March 31, 2002. Interest on borrowings under these facilities is based on the prime rate. Based on the outstanding balance at March 31, 2002, a change of 1% in the prime interest rate would cause a change in interest expense of approximately $1,252,000 on an annual basis.

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

                                     PART II
                                OTHER INFORMATION

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

                             THE THAXTON GROUP, INC.
                             -----------------------
                                  (Registrant)

Date: May 15,  2002                    By:/s/ JAMES D. THAXTON
                                       -----------------------

                                       James D. Thaxton
                                       President and Chief Executive Officer

Date: May 15,  2002                    By:/s/ ALLAN F. ROSS
                                       --------------------

                                       Allan F. Ross
                                       Vice President, Treasurer, Secretary, and
                                       Chief Financial Officer