Form 10-Q
period 2002-06-30
THAXTON GROUP INC
filed 2002-08-14
CIK 1001430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 333-42623

THE THAXTON GROUP, INC.
(Exact name of registrant as specified in its charter)

South Carolina	57-0669498
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1524 Pageland Highway, Lancaster, South Carolina 29720
(Address of principal executive offices)

Issuer’s telephone number: 803-285-4337

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2002
Common Stock	6,870,900

THE THAXTON GROUP, INC.

FORM 10-Q
June 30, 2002

ITEM 1:    Financial Statements

THE THAXTON GROUP, INC.

CONSOLIDATED BALANCE SHEETS
June 30, 2002 & December 31, 2001

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash	$3,809,514	$4,096,359
Finance receivables, net	172,219,777	181,255,030
Premises and equipment, net	4,390,064	4,246,816
Accounts receivable	1,275,578	1,813,743
Accounts receivable from affiliates	—	113,185
Repossessed automobiles	703,545	952,153
Deposit	7,809,028	6,710,692
Goodwill and other intangible assets	32,377,219	32,481,654
Deferred tax asset, net	2,910,000	2,752,000
Other assets	8,478,323	8,138,673

Total assets	$233,973,048	$242,560,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued interest payable	$2,167,372	$2,194,814
Notes payable	210,300,362	225,033,166
Accounts payable	1,880,780	1,361,490
Accounts payable to related parties	1,505,923	254,043
Income taxes payable	2,983,065	2,270,068
Employee savings plan	1,122,621	1,083,594
Other liabilities	4,521,805	4,078,594

Total liabilities	224,481,928	236,275,769

Stockholders’ Equity
Preferred Stock $.01 par value:
Series A: 400,000 shares authorized; issued and outstanding 10,440 shares in 2002, 10,440 shares in 2001; liquidation value $104,400 in 2002 and 2001	104	104
Series C: 50,000 shares authorized issued and outstanding in 2002 and 2001; liquidation value $500,000 in 2002 and 2001	500	500
Series E: 800,000 shares authorized, issued and outstanding in 2002 and 2001; liquidation value $8,000,000 in 2002 and 2001	8,000	8,000
Series F: 100,000 shares authorized; issued and outstanding 20,000 shares in June 2002; liquidation value $200,000 in 2002 and 2001.	200	200
Common stock, $.01 par value, 50,000,000 shares authorized; issued and outstanding 6,871,100 in 2002; 6,849,355 shares in 2001	68,711	68,493
Additional paid-in-capital	8,869,586	8,831,599
Retained earnings (accumulated deficit)	544,019	(2,624,360)

Total stockholders’ equity	9,491,120	6,284,536

Total liabilities and stockholders’ equity	$233,973,048	$242,560,305

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Interest and fee income	$18,622,223	$17,586,979
Interest expense	3,621,559	4,334,075

Net interest income	15,000,664	13,252,904
Provision for credit losses	4,701,404	3,634,475

Net interest income after provision for credit losses	10,299,260	9,618,429

Other income:
Insurance premiums and commissions, net	4,074,640	3,339,247
Other income	616,624	1,108,392

Total other income	4,691,264	4,447,639

Operating expenses:
Compensation and employee benefits	7,917,681	7,779,543
Telephone, computers	564,419	558,176
Net occupancy	1,642,346	1,609,346
Reinsurance claims expense	642,695	419,299
Advertising	825,120	834,540
Collection expense	159,326	225,969
Travel	288,021	325,938
Professional fees	349,789	258,868
Office expense	563,015	621,196
Amortization expense	150,751	606,637
Other	574,747	260,034

Total operating expenses	13,677,910	13,499,546

Income before income tax expense	1,312,614	566,522
Income tax expense	447,153	297,619

Net income	865,461	268,903
Dividends on preferred stock	145,736	189,568

Net income applicable to common shareholders	$719,725	$79,335

Net income per common share—basic and diluted	$0.10	$0.01

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Interest and fee income	$38,366,233	$36,116,289
Interest expense	7,313,429	9,806,699

Net interest income	31,052,804	26,309,590
Provision for credit losses	8,371,672	6,609,308

Net interest income after provision for credit losses	22,681,132	19,700,282

Other income:
Insurance premiums and commissions, net	7,831,912	6,898,823
Other income	2,181,659	2,307,772

Total other income	10,013,571	9,206,595

Operating expenses:
Compensation and employee benefits	16,386,188	15,607,999
Telephone, computers	1,106,511	1,156,983
Net occupancy	3,260,061	3,174,396
Reinsurance claims expense	932,421	644,946
Advertising	1,511,918	1,488,273
Collection expense	308,902	329,291
Travel	563,568	548,196
Professional fees	619,446	529,843
Office expense	1,142,389	1,233,720
Amortization expense	300,324	1,215,060
Other	1,321,406	1,386,168

Total operating expenses	27,453,134	27,314,875

Income before income tax expense	5,241,569	1,592,002
Income tax expense	1,782,997	751,281

Net income	3,458,572	840,721
Dividends on preferred stock	290,193	360,915

Net income applicable to common shareholders	$3,168,379	$479,806

Net income per common share—basic and diluted	$0.46	$0.07

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended December 31, 2001 and Six Months Ended June 30, 2002
(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2000	$69,743	$8,604	$8,610,549	$(4,929,486)	$3,759,410

Cancelled 135,000 shares of common stock	(1,350)	—	1,350	—	—
Issued 20,000 shares of Series F preferred stock		200	199,800	—	200,000
Issued 10,000 shares of common stock as compensation	100	—	19,900	—	20,000
Dividends paid on preferred stock	—	—	—	(729,497)	(729,497)
Net income	—	—	—	3,034,623	3,034,623

Balance at December 31, 2001	68,493	8,804	8,831,599	(2,624,360)	6,284,536

Issued 22,500 shares of common stock as compensation	225	—	44,775	—	45,000
Repurchase of common stock	(7)		(6,788)		(6,795)
Dividends paid on preferred stock	—	—	—	(290,193)	(290,193)
Net income	—	—	—	3,458,572	3,458,572

Balance at June 30, 2002	$68,711	$8,804	$8,869,586	$544,019	$9,491,120

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2002 and 2001
(Unaudited)

	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net income	$3,458,572	$840,721
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	8,371,672	6,609,308
Depreciation and amortization	1,107,403	2,016,421
Deferred taxes	1,782,997	751,281
Decrease in accounts receivable	651,350	690,643
Non-cash compensation expense	45,000	20,000
Decrease (increase) in other assets	(956,615)	194,846
Increase in accrued interest payable and other liabilities	415,770	2,212,315

Net cash provided by operating activities	14,876,149	13,335,535

Cash flows from investing activities:
Net decrease in finance receivables	663,581	3,913,895
Net capital expenditures for premises and equipment	(950,327)	(248,142)
Cash paid for deposit with Voyager	(1,098,336)	(289,226)

Net cash provided by investing activities	(1,385,082)	3,376,527

Cash flows from financing activities:
Notes payable to affiliates	1,251,880	—
Repurchase of common stock	(6,795)	—
Dividends paid	(290,193)	(360,915)
Net decrease in notes payable	(14,732,804)	(19,698,196)
Issuance (repurchase) of preferred stock	—	200,000

Net cash used by financing activities	(13,777,912)	(19,859,111)

Net decrease in cash	(286,845)	(3,147,049)
Cash at beginning of period	4,096,359	4,482,553

Cash at end of period	$3,809,514	$1,335,504

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and December 31, 2001
(Unaudited)

(1)    Summary of Significant Accounting Policies

The Thaxton Group, Inc. (the “Company”) is incorporated under the laws of the state of South Carolina and operates, primarily through subsidiaries. The Company operates consumer finance branches in 11 states, primarily under the names of TICO Credit, Southern Finance, and Covington Credit. The Company also operates insurance agency branches in North and South Carolina. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. A substantial amount of the Company’s premium finance business has been derived from customers of the independent insurance agencies owned by Thaxton Insurance Group, Inc. (“Thaxton Insurance”), which was acquired by the Company in 1996. The Company provides reinsurance through wholly owned subsidiaries, TICO Reinsurance, Ltd. (“TRL”), Fitch National Reinsurance, Ltd., Soco Reinsurance, Inc. Through another wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Information with respect to June 30, 2002 and 2001, and the periods then ended, have not been audited by the Company’s independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company’s Annual Report on Form 10-K when reviewing interim financial statements. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire fiscal year.

(2)    Finance Receivables

Finance receivables consisted of the following at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001	June 30, 2001	December 31, 2000
Automobile sales contracts	$21,389,986	$23,121,113	$28,182,493	$31,196,711
Direct loans	185,416,695	189,163,818	167,290,913	172,506,592
Mortgage loans	14,046,312	16,468,209	19,368,905	20,738,959
Premium finance contracts	4,782,630	8,618,497	9,403,259	7,527,689
Commercial loans	2,103,608	3,161,875	3,786,741	3,935,945

Total finance receivables	227,739,231	240,533,512	228,032,311	235,905,896
Unearned interest	(34,341,640)	(36,703,784)	(34,168,838)	(36,841,017)
Unearned insurance premiums, net	(1,092,331)	(1,798,520)	(1,416,956)	(1,966,062)
Insurance loss reserve	(9,207,565)	(9,022,167)	(8,003,649)	(7,493,658)
Dealer holdback and bulk purchase discount	(2,250,005)	(2,036,818)	(2,373,297)	(2,406,165)
Allowance for credit losses	(11,139,966)	(12,012,169)	(11,289,585)	(11,630,555)
Deferred loan cost, net	2,512,053	2,294,976	2,340,905	2,375,207

Finance receivables, net	$172,219,777	$181,255,030	$173,120,891	$177,943,646

Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management’s review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer or other retailer will assign receivables to us on a loan-by-loan basis, typically at par. We will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $15,675,000 and $435,000, respectively, at June 30, 2002 and $18,204,000 and $819,000, respectively at December 31, 2001.

At March 31, 2002, there were no significant concentrations of receivables in any type of property or to one borrower. These receivables are pledged as collateral for a line of credit agreement (see note 5).

Changes in the allowance for credit losses for the quarters ended June 30, 2002 and 2001, and the years ended December 31, 2001 and 2000, are as follows:

	June 30, 2002	December 31, 2001	June 30, 2001	December 31, 2000
Beginning balance	$12,012,169	$11,630,555	$11,630,555	$10,661,339
Valuation allowance for acquired loans	—	—	—	838,017
Provision for credit losses	8,371,672	16,583,919	6,609,308	14,657,930
Charge-offs	(10,197,365)	(18,024,265)	(7,914,695)	(16,052,319)
Recoveries	953,490	1,821,960	964,417	1,525,588

Net charge-offs	(9,243,875)	(16,202,305)	(6,950,278)	(14,526,731)

Ending balance	$11,139,966	$12,012,169	$11,289,585	$11,630,555

Our loan portfolio primarily consists of short-term loans, the majority of which are originated or renewed during the current year. Accordingly, we estimate that fair value of the finance receivables is not materially different from carrying value.

(3)    Premises and Equipment

A summary of premises and equipment at June 30, 2002 and December 31, 2001 follows:

	June 30, 2002	December 31, 2001
Leasehold improvements	$2,338,316	$2,289,105
Furniture and fixtures	3,061,586	3,054,216
Equipment and automobiles	7,809,547	7,680,873

Total cost	13,209,449	13,024,194
Accumulated depreciation	8,819,385	8,777,378

Net premises and equipment	$4,390,064	$4,246,816

Depreciation expense was approximately $410,000 for the quarter ended June 30, 2002 and $807,000 year to date, compared to $400,000 for the quarter ended, and $801,000 for the six-months ended June 30, 2001.

(4)    Intangible Assets

Intangible assets consisted of the following at June 30, 2002 and December 31, 2001.

	June 30, 2002	December 31, 2001
Goodwill and purchase premium	37,683,318	37,683,318
Insurance expirations	2,030,601	1,890,301

Total cost	39,713,919	39,573,619
Less accumulated amortization	7,336,700	7,091,965

Intangible assets, net	$32,377,219	$32,481,654

The Company acquired the majority of the intangibles in connection with our acquisition of FirstPlus Consumer Finance. Amortization expense was approximately $300,000 for the six-months and $150,000 for the quarter ended June 30, 2002, compared to $1,215,000 for the six-months and $606,000 for the quarter ended June 30, 2001.

Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. After testing the valuation of the reporting units it was found that all reporting units fair values exceeded their carrying value, thus, there is no need to test for impairment. The effect of not amortizing goodwill will be an expense savings of approximately $2.4 million for the full year, and approximately $1.2 million for the six months ended June 30, 2002.

(5)    Notes Payable and Notes Payable to Affiliates

At June 30, 2002 and 2001 and December 31, 2001 and 2000, notes payable consisted of the following:

	June 30, 2002	December 31, 2001	June 30, 2001	December 31, 2000
Senior Notes Payable/Lines of Credit	$122,674,001	$151,234,760	$150,218,344	$178,278,386
Subordinated Notes payable to individuals with varying maturity dates and rates ranging from 5 ¼% to 12%	85,294,719	71,542,844	60,402,037	51,721,405
Other subordinated notes payable to companies with varying maturity dates and rates ranging from 4¼% to 10%	2,331,642	2,255,562	2,286,837	2,605,623

Total notes payable	$210,300,362	$225,033,166	$212,907,218	$232,605,414

We generally finance our operations through cash flow from operations, borrowings under our credit facility with FINOVA Capital Corporation (“FINOVA”) and the sale, to public investors, of our subordinated notes.

Our credit facility with FINOVA, as amended on December 31, 2001, comprises a term loan with a balance of $11.9 million outstanding as of June 30, 2002, and a revolving credit line used to finance consumer receivables. Maximum borrowings under the revolving credit line as of June 30, 2002 are limited to the lesser of $141 million, or 85% of eligible consumer finance receivables as defined by the agreement. Our maximum borrowing amount decreases on a quarterly basis and decreases an additional $6 million in 2002, $16.5 million in 2003, $18 million in 2004, $18 million in 2005, and $9 million in 2006. James D. Thaxton is the guarantor for both the term loan and the revolving loan.

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

Under the revolving credit facility, principal is due in full on the maturity date and can be prepaid without penalty. Substantially all of our and our subsidiaries’ assets secure the revolving credit facility, which requires us to comply with restrictive covenants, including financial condition covenants. As of December 31, 2001, we met all such requirements.

As of June 30, 2002, an additional $12.9 million was available under the terms of the revolving credit line to borrow against existing collateral, with $30.1 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of June 30, 2002, the interest rates for borrowings were 5.75% for the revolving credit line, and 6.75% for the term loan.

In connection with the FirstPlus acquisition, the Company assumed $2.2 million of subordinated notes issued by Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in our name. We are confident that we have adequate availability under our primary credit facility to borrow adequate funds to liquidate these notes, if required.

In February 1998, we began offering subordinated notes in several states by registering $50 million of subordinated notes with the Securities and Exchange Commission (“SEC”). In May 2001, we registered an additional $75 million offering of subordinated notes with the SEC. The notes are sold primarily to individual investors. The maturity terms range from daily (demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York, as trustee, in February 1998. The terms of the indenture do not require us to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of June 30, 2002, we had $81.0 million of these registered subordinated notes outstanding and $4.3 million notes registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with FINOVA. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate senior credit facility, and to diversify our sources of borrowed funds.

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

(7)    Earnings Per Share Information

The following is a summary of the earnings per share calculation for the six months and quarter ended June 30, 2002 and 2001:

	Six Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
BASIC & DILUTED
Net income from continuing operations	$3,458,572	$840,721	$865,461	$268,903
Less: Dividends on preferred stock	290,193	360,915	145,736	189,568

Net income applicable to common shareholders (numerator)	3,168,379	479,806	719,725	79,335
Average common shares outstanding (denominator)	6,863,533	6,898,641	6,871,666	6,841,855
Income per share from continuing operations—basic and diluted	$0.46	$0.07	$0.10	$0.01

The earnings per share calculation does not include 10,440 shares of Preferred Series A and 50,000 shares of Preferred Series C stock, which are convertible to common shares, because the effect is anti-dilutive.

(8)    Business Segments

The Company now has two primary segments. The consumer finance segment provides financing to consumers with limited credit histories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company’s insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance for which business is placed.

The following table summarizes certain financial information concerning the Company’s reportable operating segments for the quarter ended June 30, 2002 and 2001, and the year ended December 31, 2001:

	Consumer Finance	Insurance	Other	Total
June 30, 2002 Income Statement Data
Total Revenue	47,229,658	2,035,965	364,181	$49,629,804
Net Interest Income	30,688,623	—	364,181	31,052,804
Provision for credit losses	8,336,472	—	35,200	8,371,672
Noninterest income	7,977,606	2,035,965	—	10,013,571
Insurance premiums and commissions, net	5,899,464	1,932,448	—	7,831,912
Noninterest expenses	24,893,051	2,208,452	351,631	27,453,134
Depreciation and amortization	967,413	129,635	10,355	1,107,403
Net income	3,564,130	(113,841)	8,283	3,458,572
Balance Sheet Data
Total assets	229,774,606	2,279,914	1,918,528	233,973,048
Loans, net	170,329,576	—	1,890,201	172,219,777
Allowance for credit losses	10,926,559	—	213,407	11,139,966
Intangibles	30,994,776	1,382,443	—	32,377,219

	Consumer Finance	Insurance	Other	Total
December 31, 2001 Income Statement Data
Total Revenue	$93,669,290	$3,819,716	$1,031,122	$98,520,128
Net Interest Income	55,201,218	(668,380)	723,776	55,256,614
Provision for credit losses	16,428,712	25,777	129,430	16,583,919
Noninterest income	20,374,036	3,819,686	—	24,193,722
Insurance premiums and commissions, net	15,291,211	3,262,479	—	18,553,690
Noninterest expenses	53,309,207	3,933,597	493,990	57,736,794
Depreciation and amortization	3,724,681	323,770	17,444	4,065,895
Net income	3,501,713	(533,325)	66,235	3,034,623
Balance Sheet Data
Total assets	237,387,631	2,211,886	2,960,788	242,560,305
Loans, net	178,270,562	—	2,984,468	181,255,030
Allowance for credit losses	11,834,762	—	177,407	12,012,169

Intangibles	31,184,955	1,296,699	—	32,481,654

	Consumer Finance	Insurance	Other	Total
June 30, 2001 Income Statement Data
Total Revenue	$42,330,306	$2,474,891	$517,687	$45,322,884
Net Interest Income	26,332,843	(371,423)	348,170	26,309,590
Provision for credit losses	6,561,570	7,738	40,000	6,609,308
Noninterest income	6,731,704	2,474,891	—	9,206,595
Insurance premiums and commissions, net	4,974,164	1,924,659	—	6,898,823
Noninterest expenses	24,770,315	2,252,121	292,439	27,314,875
Depreciation and amortization	1,842,801	163,001	10,619	2,016,421
Net income	902,049	(98,111)	36,783	840,721
Balance Sheet Data
Total assets	224,034,767	3,339,748	3,585,316	230,959,831
Loans, net	169,519,413	—	3,601,478	173,120,891
Allowance for credit losses	11,124,585	—	165,000	11,289,585
Intangibles	32,275,640	1,379,990	—	33,655,630

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Thaxton Group, Inc. and its subsidiaries (the “Company”) were organized in July 1978 as C.L. Thaxton & Sons, Inc., and from that date until 1991 was primarily engaged in making and servicing direct consumer loans (“Direct Loans”) and insurance premium finance loans (“Premium Finance Contracts”) to persons with limited credit histories, low incomes, or past credit problems (“Non-Prime Borrowers”). In 1991, we made a strategic decision to diversify our portfolio by actively seeking to finance credit-impaired borrowers’ purchases of used automobiles. Our management believed that the expertise it had developed in extending and servicing installment credit to credit-impaired borrowers would enable it to profitably finance used automobile purchases by borrowers having similar credit profiles. The employment of additional senior and mid-level management personnel with substantial used automobile lending experience facilitated our entry into this segment of the consumer credit industry. Since 1991, we have evolved into a diversified consumer financial services company engaged in the origination and servicing of loans made to credit-impaired borrowers; used automobile lending through the purchase and servicing of used automobile sales contracts (“Automobile Sales Contracts”); insurance premium finance lending through the purchase of insurance premium finance contracts (“Premium Finance Contracts”); and selling insurance products on an agency basis.

The Company operates its finance businesses in South Carolina, North Carolina, Georgia, Tennessee, Virginia, Kentucky, Alabama, Mississippi, Ohio, Oklahoma and Texas. It operates its insurance businesses in South Carolina and North Carolina.

THE INDUSTRY

The segment of the consumer finance industry in which the Company operates, which is commonly called the “non-prime credit market,” provides financing to non-prime borrowers. These consumers generally do not have access to the same variety of sources of consumer credit as borrowers with long credit histories, no defaults, and stable employment, because they do not meet the stringent objective credit standards imposed by most traditional lenders. The Company, like its competitors in the same segment of the consumer finance industry, generally charges interest to Non-prime Borrowers at the maximum rate permitted by law or, in states such as South Carolina where there are no legal maximum rates, at competitive rates commensurate with the increased default risk and the higher cost of servicing and administering a portfolio of loans to such borrowers. By contrast, commercial banks, captive financing subsidiaries of automobile manufacturers, and other traditional sources of consumer credit to prime borrowers typically impose more stringent credit requirements and generally charge lower interest rates.

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

Independent insurance agencies represent numerous insurance carriers, and typically place a customer’s business with the carrier whose combination of features and price best match the customer’s needs. In comparison, direct agents represent only one carrier. Most carriers find use of independent agencies to be a more cost effective method of selling their products than using a direct agent force. Competition in the independent insurance agency business is intense. There are numerous other independent agencies in most of the markets where the Company’s insurance offices are located. There are also direct agents for various insurers operating in some of these markets. The Company competes primarily on the basis of service and convenience. The Company attempts to develop and maintain long-term customer relationships through low employee turnover and responsive service representatives and offers a broad range of insurance products underwritten by reputable insurance companies.

NET INTEREST MARGIN

The following table presents important data relating to our net interest margin for the six-months and three-months ended June 30, 2002 and 2001.

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Average Net Finance Receivables(1)	$189,550,484	$177,721,131	$190,230,844	$176,659,438
Average notes payable(1)	208,036,538	214,041,846	209,690,553	216,637,138
Interest and fee income(2)	18,622,223	17,586,979	38,366,233	36,116,289
Interest expense(3)	3,621,559	4,334,075	7,313,429	9,806,699

Net interest income	15,000,664	13,252,904	31,052,804	26,309,590
Average interest rate earned(1)	39.30%	39.58%	40.33%	40.89%
Average interest rate paid(1)	6.96%	8.10%	6.98%	9.05%

Net interest rate spread	32.34%	31.48%	33.35%	31.84%
Net interest margin(4)	31.66%	29.83%	32.65%	29.79%

(1)	Averages are computed using month-end balances during the year presented.
(2)	Excludes interest and fee income earned by Thaxton Insurance.
(3)	Excludes interest expense paid on Thaxton Insurance related debt.
(4)	Net interest margin represents net interest income divided by average Net Finance Receivables.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

Since December 31, 2001 we have experienced our normal liquidation of the loans we added during the fourth quarter of 2001 and have begun to build our receivable base back. Since December 31, 2001 our gross finance receivables have decreased by $12,794,000 to $227,739,000. In the comparative six-month period ended June 30, 2001, our gross receivables declined $7,874,000 to $228,032,000. The greater decline is due to the change in the mix of our portfolio, with declines in automobile and real estate receivables, and gains in our shorter term direct loan receivables.

Due to this change in mix of our receivables our interest income increased to $38,366,000 for the current period from $36,116,000 for the same period last year. Our interest expense decreased significantly this year to $7,313,000 from $9,807,000 in the prior period. The decrease in expense was due to the sharp decline in the prime rate to which our debt is linked.

As expected with overall business growth our operating expenses also increased from $27,315,000 in 2001 to $28,703,000 in 2002 or 5.1%. This increase is related to normal growth of our business.

Due to the substantial decrease in interest expense and the accounting change to not amortize goodwill our net income increased significantly from $841,000 in the first six months of 2001 to $3,653,000 in 2002.

The income, offset by the preferred dividends paid, our stockholders equity increased to $9,686,000 from $6,285,000 at year-end.

Results of Operations for the Three Months Ended June 30, 2002 and 2001

For the three months ended our gross finance receivables have grown due to the slowing of the normal liquidation of our year end business and the increase in new receivables being added. Our gross finance receivables increased by $4,507,000 to $227,739,000 since March 31, 2002. Comparatively in 2001 for the same period our gross receivables increased $6,451,000 to $228,032,000.

Due to the change in the mix of our receivables our interest income increased to $18,622,000 for the current period from $17,587,000 for the same period last year. Our interest expense actually decreased this year to $3,622,000 from $4,334,000 in the prior period. This is due to the drop in the prime interest rate.

Our operating expenses remained relatively flat, increasing from $13,500,000 in 2001 to $13,678,000 in 2002. This increase is related to normal growth of our business and an increase in salaries from the prior year offset by lower amortization expense.

Due to our revenues growth and the decrease in interest expense our net income increased significantly from $110,000 in the second quarter of 2001 to net income of $1,060,000 in the second quarter of 2002.

CREDIT LOSS EXPERIENCE

The following table sets forth our allowance for credit losses and credit loss experience at or over the periods presented.

	June 30, 2002	December 31, 2001	June 30, 2001	December 31, 2000
Net finance receivables(1)	$174,618,146	$190,105,324	$180,623,735	$185,638,256
Allowance for credit losses	11,139,966	12,012,169	11,289,585	11,630,555
Allowance for credit losses as a percentage of net finance receivables(1)	6.38%	6.32%	6.25%	6.27%
Dealer reserves and discounts on bulk purchases	2,250,005	2,036,818	2,373,297	2,406,165
Dealer reserves and discounts on bulk purchases as percentage of Net Automobile Sales Contracts at period end	14.25%	10.58%	8.42%	7.71%
Allowance for credit losses and dealer reserves and discount on bulk purchases(2)	13,389,971	14,048,987	13,662,882	14,036,720
Allowance for credit losses and dealer reserves as a percentage of finance receivables	7.67%	7.39%	7.56%	7.56%
Provision for credit losses	8,371,672	16,583,919	6,609,308	14,657,930
Charge-offs (net of recoveries)	9,243,875	16,202,305	6,950,278	14,526,731
Charge-offs (net of recoveries) as a percentage of average net finance receivables(3)	10.58%	8.32%	7.70%	7.83%

(1)
Net finance receivable balances are presented net of unearned finance charges, net unearned insurance premiums, dealer holdbacks and bulk purchase discounts, deferred loan costs, and exclude mortgage warehoused loans and commercial finance receivables.

(2)	Excludes valuation discount for acquired loans.
(3)	June 30, 2002 and 2001 are annualized for comparison purpose.

The following table sets forth certain information concerning our finance receivables at the end of the periods indicated:

	June 30, 2002	December 31, 2001
Direct finance receivables contractually past due 90 days or more	$7,217,087	$7,373,910
Direct finance receivables outstanding	143,102,514	148,215,821
Direct finance receivables contractually past due 90 days or more as a percentage of Direct finance receivables	5.04%	4.98%

Real estate secured receivables contractually past due 90 days or more	1,205,086	1,632,483
Real estate secured receivables outstanding	14,046,311	15,731,657
Real estate secured receivables contractually past due 90 days or more as a percentage of real estate secured receivables	8.58%	10.38%

Vehicle secured receivables contractually past due 60 days or more	1,426,630	1,090,032
Vehicle secured receivables outstanding	15,789,754	17,782,135
Vehicle secured receivables contractually past due 60 days or more as a percentage of vehicle secured receivables	9.04%	6.13%

Premium finance contracts contractually past due 60 days or more	542,049	679,091
Premium finance contracts outstanding	4,640,351	8,375,711
Premium finance contracts contractually past due 60 days or more as a percentage of premium finance contracts	11.68%	8.11%

Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations through cash flow from operations, borrowings under our credit facility with FINOVA Capital Corporation (“FINOVA”) and the sale, to public investors, of our subordinated notes.

Our credit facility with FINOVA, as amended on December 31, 2001, comprises a term loan with a balance of $11.9 million outstanding as of June 30, 2002, and a revolving credit line used to finance consumer receivables. Maximum borrowings under the revolving credit line as of June 30, 2002 are limited to the lesser of $141 million, or 85% of eligible consumer finance receivables as defined by the agreement. Our maximum borrowing amount decreases on a quarterly basis and decreases an additional $6 million in 2002, $16.5 million in 2003, $18 million in 2004, $18 million in 2005, and $9 million in 2006. James D. Thaxton is the guarantor for both the term loan and the revolving loan.

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

Under the revolving credit facility, principal is due in full on the maturity date and can be prepaid without penalty. Substantially all of our and our subsidiaries’ assets secure the revolving credit facility, which requires us to comply with restrictive covenants, including financial condition covenants. As of December 31, 2001, we met all such requirements.

As of June 30, 2002, an additional $12.9 million was available under the terms of the revolving credit line to borrow against existing collateral, with $30.1 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods. As of June 30, 2002, the interest rates for borrowings were 5.75% for the revolving credit line, and 6.75% for the term loan.

In connection with the FirstPlus acquisition, the Company assumed $2.2 million of subordinated notes issued by Voyager Insurance Co. In November 1999, those notes were cancelled and re-issued in our name. We are confident that we have adequate availability under our primary credit facility to borrow adequate funds to liquidate these notes, if required.

In February 1998, we began offering subordinated notes in several states by registering $50 million of subordinated notes with the Securities and Exchange Commission (“SEC”). In May 2001, we registered an additional $75 million offering of subordinated notes with the SEC. The notes are sold primarily to individual investors. The maturity terms range from daily (demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York, as trustee, in February 1998. The terms of the indenture do not require us to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of June 30, 2002, we had $81.0 million of these registered subordinated notes outstanding and $4.3 million notes registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with FINOVA. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate senior credit facility, and to diversify our sources of borrowed funds.

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

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

The Company’s outstanding debt under the Revolving Credit Facility and Term Loan was $122.7 million at June 30, 2002. Interest on borrowings under these facilities is based on the prime rate. Based on the outstanding balance at June 30, 2002, a change of 1% in the prime interest rate would cause a change in interest expense of approximately $1,227,000 on an annual basis.

The Company’s outstanding receivables are not affected by external interest rate changes. This is due to the fact that the Company, like most other Non-Prime lending institutions, usually charges the maximum rate allowable by law or, in states such as South Carolina where there are no legal maximum rates, at competitive rates commensurate with the increased default risk and the higher cost of servicing and administering a portfolio of loans to such borrowers. This causes the interest rate risk on our outstanding receivables to be minimal.

PART II

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

Exhibits 99.1 and 99.2 – Sarbones/Oxley Act certification by CEO and CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE THAXTON GROUP, INC. (Registrant)

By:	/s/ JAMES D. THAXTON
James D. Thaxton President and Chief Executive Officer

Date:  August 13, 2002

By:	/s/ ALLAN F. ROSS
Allan F. Ross Vice President, Treasurer, Secretary, and Chief Financial Officer

Date:  August 13, 2002