Form 10-Q
period 2002-09-30
THAXTON GROUP INC
filed 2002-11-15
CIK 1001430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 000-27086

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
Yes      X            No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2002
Common Stock	6,870,390

THE THAXTON GROUP, INC.
FORM 10-Q
September 30, 2002

Item No.		Page
	PART I
	Financial Information
1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	2
	Consolidated Statements of Income for the three-months ended September 30, 2002 and 2001	3
	Consolidated Statements of Income for the nine-months ended September 30, 2002 and 2001	4
	Consolidated Statement of Stockholder Equity for the year ended December 31, 2001 and the nine-months ended September 30, 2002	5
	Consolidated Statements of Cash Flows for the nine-months ended September 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3.	Quantitative and Qualitative Disclosures about Market Risk	16
4.	Controls and Procedures	16

	PART II
	Other Information
6.	Exhibits and Reports on Form 8-K	16
	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Item 1: FINANCIAL STATEMENTS

THE THAXTON GROUP, INC.
Consolidated Balance Sheets
September 30, 2002 & December 31, 2001

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets

Cash	$7,787,673	$4,096,359
Finance receivables, net	178,011,344	181,255,030
Premises and equipment, net	4,745,363	4,246,816
Accounts receivable	1,007,093	1,813,743
Accounts receivable from affiliates	69,344	113,185
Repossessed automobiles	775,810	952,153
Deposit	7,866,842	6,710,692
Goodwill and other intangible assets	32,255,726	32,481,654
Deferred tax asset, net	2,910,000	2,752,000
Other assets	7,353,350	8,138,673

Total assets	$242,782,545	$242,560,305

Liabilities and Stockholders’ Equity

Liabilities
Accrued interest payable	$2,201,081	$2,194,814
Notes payable	216,706,678	225,033,166
Accounts payable	2,023,194	1,361,490
Accounts payable to related parties	1,944,625	254,043
Income taxes payable	2,356,953	2,270,068
Employee savings plan	1,595,950	1,083,594
Other liabilities	5,457,229	4,078,594

Total liabilities	232,285,710	236,275,769

Stockholders’ Equity

Preferred Stock $.01 par value:
Series A: 400,000 shares authorized; issued and outstanding 10,440 shares in 2002, 10,440 shares in 2001; liquidation value $104,400 in 2002 and 2001	104	104
Series C: 50,000 shares authorized issued and outstanding in 2002 and 2001; liquidation value $500,000 in 2002 and 2001	500	500
Series E: 800,000 shares authorized, issued and outstanding in 2002 and 2001; liquidation value $8,000,000 in 2002 and 2001	8,000	8,000
Series F: 100,000 shares authorized; issued and outstanding 20,000 shares in June 2002; liquidation value $200,000 in 2002 and 2001.	200	200
Common stock, $.01 par value, 50,000,000 shares authorized; issued and outstanding 6,870,390 in 2002; 6,849,355 shares in 2001	68,704	68,493
Additional paid-in-capital	8,863,203	8,831,599
Retained earnings (accumulated deficit)	1,556,124	(2,624,360)

Total stockholders’ equity	10,496,835	6,284,536

Total liabilities and stockholders’ equity	$242,782,545	$242,560,305

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.
Consolidated Statements of Income
Three-Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001
Interest and fee income	$19,759,409	$18,615,606
Interest expense	3,732,900	4,782,926

Net interest income	16,026,509	13,832,680
Provision for credit losses	5,291,894	4,601,378

Net interest income after provision for credit losses	10,734,615	9,231,302
Other income:
Insurance premiums and commissions, net	3,888,665	3,406,986
Other income	634,296	970,227

Total other income	4,522,961	4,377,213

Operating expenses:
Compensation and employee benefits	7,900,415	7,424,889
Telephone, computers	698,275	572,463
Net occupancy	1,672,285	1,652,977
Reinsurance claims expense	642,459	460,652
Advertising	713,579	719,572
Collection expense	161,535	142,358
Travel	371,845	330,032
Professional fees	343,031	258,812
Office expense	728,888	638,481
Amortization expense	170,007	608,181
Other	167,183	96,330

Total operating expenses	13,569,502	12,904,747

Income before income tax expense	1,688,074	703,768
Income tax expense	573,954	344,280

Net income	1,114,120	359,488
Dividends on preferred stock	102,014	196,236

Net income applicable to common shareholders	$1,012,106	$163,252

Net income per common share—basic and diluted	$0.15	$0.02

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.
Consolidated Statements of Income
Nine-Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001
Interest and fee income	$58,125,642	$54,731,895
Interest expense	11,046,329	14,589,625

Net interest income	47,079,313	40,142,270
Provision for credit losses	13,663,566	11,210,686

Net interest income after provision for credit losses	33,415,747	28,931,584
Other income:
Insurance premiums and commissions, net	11,720,577	10,305,809
Other income	2,815,955	3,277,999

Total other income	14,536,532	13,583,808

Operating expenses:
Compensation and employee benefits	24,286,603	23,032,888
Telephone, computers	1,804,786	1,729,446
Net occupancy	4,932,346	4,827,373
Reinsurance claims expense	1,574,880	1,105,598
Advertising	2,225,497	2,207,845
Collection expense	470,437	471,649
Travel	935,413	878,228
Professional fees	962,477	788,655
Office expense	1,871,277	1,872,201
Amortization expense	470,331	1,823,241
Other	1,488,589	1,482,498

Total operating expenses	41,022,636	40,219,622

Income before income tax expense	6,929,643	2,295,770
Income tax expense	2,356,951	1,095,561

Net income	4,572,692	1,200,209
Dividends on preferred stock	392,207	557,151

Net income applicable to common shareholders	$4,180,485	$643,058

Net income per common share—basic and diluted	$0.61	$0.09

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Year Ended December 31, 2001 and Nine-Months Ended September 30, 2002
(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2000	$69,743	$8,604	$8,610,549	$(4,929,486)	$3,759,410

Cancelled 135,000 shares of common stock	(1,350)	—	1,350	—	—
Issued 20,000 shares of Series F preferred stock		200	199,800	—	200,000
Issued 10,000 shares of common stock as compensation	100	—	19,900	—	20,000
Dividends paid on preferred stock	—	—	—	(729,497)	(729,497)
Net income	—	—	—	3,034,623	3,034,623

Balance at December 31, 2001	68,493	8,804	8,831,599	(2,624,360)	6,284,536

Issued 22,500 shares of common stock as compensation	225	—	44,775	—	45,000
Repurchase of common stock	(14)	—	(13,171)	—	(13,185)
Dividends paid on preferred stock	—	—	—	(392,208)	(392,208)
Net income	—	—	—	4,572,692	4,572,692

Balance at September 30, 2002	$68,704	$8,804	$8,863,203	$1,556,124	$10,496,835

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.
Consolidated Statements of Cash Flows
Nine-Months ended September 30, 2002 and 2001
(Unaudited)

	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net income	4,572,692	$1,200,209
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	13,663,566	11,210,686
Depreciation and amortization	1,670,428	3,035,895
Deferred taxes	2,356,953	1,095,561
Decrease in accounts receivable	850,491	1,191,499
Non-cash compensation expense	45,000	20,000
Decrease (increase) in other assets	(535,925)	(4,330,949)
Increase in accrued interest payable and other liabilities	1,384,902	(1,409,175)

Net cash provided by operating activities	24,008,107	12,013,726

Cash flows from investing activities:
Net decrease in finance receivables	(10,419,880)	4,117,520
Net capital expenditures for premises and equipment	(1,699,464)	(687,845)
Cash paid for deposit with Voyager	(1,156,150)	(407,588)

Net cash provided by investing activities	(13,275,494)	3,022,087

Cash flows from financing activities:
Notes payable to affiliates	1,690,582	(1,020,102)
Repurchase of common stock	(13,185)	—
Dividends paid	(392,208)	(557,151)
Net decrease in notes payable	(8,326,488)	(16,020,984)
Issuance of preferred stock	-	200,000

Net cash used by financing activities	(7,041,299)	(17,398,237)

Net increase (decrease) in cash	3,691,314	(2,362,424)
Cash at beginning of period	4,096,359	4,482,553

Cash at end of period	$7,787,673	$2,120,129

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.
Notes to Consolidated Financial Statements
September 30, 2002 and December 31, 2001
(Unaudited)

(1)	Summary of Significant Accounting Policies

The Thaxton Group, Inc. (the “Company”) is incorporated under the laws of the state of South Carolina and operates, primarily through subsidiaries. The Company operates consumer finance branches in 11 states, primarily under the names of TICO Credit, Southern Finance, and Covington Credit. The Company also operates insurance agency branches in North and South Carolina. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. Substantially all of the Company’s premium finance business has been derived from customers of the insurance agencies owned by Thaxton Insurance Group, Inc. (“Thaxton Insurance”), which was acquired by the Company in 1996. The Company provides reinsurance through wholly owned subsidiaries, TICO Reinsurance, Ltd. (“TRL”), Fitch National Reinsurance, Ltd., and Soco Reinsurance, Inc. Through a wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles, generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Information with respect to September 30, 2002 and 2001, and the periods then ended, have not been audited by the Company’s independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company’s Annual Report on Form 10-K when reviewing interim financial statements. The results of operations for the three months and nine-months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire fiscal year.

(2)	Finance Receivables

Finance receivables consisted of the following at September 30, 2002 & 2001, and December 31, 2001 & 2000:

	September 30, 2002	December 31, 2001	September 30, 2001	December 31, 2000
Automobile sales contracts	$23,493,567	$23,121,113	$25,176,903	$31,196,711
Direct loans	191,942,458	189,163,818	173,913,029	172,506,592
Mortgage loans	14,284,247	16,468,209	17,460,615	20,738,959
Premium finance contracts	4,225,208	8,618,497	9,384,065	7,527,689
Commercial loans	1,792,733	3,161,875	3,558,704	3,935,945

Total finance receivables	235,738,213	240,533,512	229,493,316	235,905,896

Unearned interest	(35,541,614)	(36,703,784)	(34,247,093)	(36,841,017)
Unearned insurance premiums, net	(1,297,961)	(1,798,520)	(1,276,418)	(1,966,062)
Insurance loss reserve	(9,123,371)	(9,022,167)	(8,425,054)	(7,493,658)
Dealer holdback and bulk purchase discount	(1,929,796)	(2,036,818)	(2,072,085)	(2,406,165)
Allowance for credit losses	(12,414,594)	(12,012,169)	(12,021,285)	(11,630,555)
Deferred loan cost, net	2,580,467	2,294,976	2,374,745	2,375,207

Finance receivables, net	$178,011,344	$181,255,030	$173,826,126	$177,943,646

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

At September 30, 2002, there were no significant concentrations of receivables in any type of property or to one borrower. These receivables are pledged as collateral for a line of credit agreement (see note 5).

Changes in the allowance for credit losses as of, and for the quarters ended, September 30, 2002 and 2001, and the years ended December 31, 2001 and 2000, are as follows:

	September 30, 2002	December 31, 2001	September 30, 2001	December 31, 2000
Beginning balance	$12,012,169	$11,630,555	$11,630,555	$10,661,339
Valuation allowance for acquired loans	-	-	-	838,017
Provision for credit losses	13,663,566	16,583,919	11,210,686	14,657,930
Charge-offs	(14,630,338)	(18,024,265)	(12,211,504)	(16,052,319)
Recoveries	1,369,197	1,821,960	1,391,548	1,525,588

Net charge-offs	(13,261,141)	(16,202,305)	(10,819,956)	(14,526,731)

Ending balance	$12,414,594	$12,012,169	$12,021,285	$11,630,555

Our loan portfolio primarily consists of short-term loans, the majority of which are originated or renewed during the current year. Accordingly, we estimate that fair value of the finance receivables is not materially different from carrying value.

(3) Premises and Equipment

A summary of premises and equipment at September 30, 2002 and December 31, 2001 follows:

	September 30, 2002	December 31, 2001
Leasehold improvements	$2,429,466	$2,289,105
Furniture and fixtures	3,109,512	3,054,216
Equipment and automobiles	8,215,395	7,680,873

Total cost	13,754,373	13,024,194
Accumulated depreciation	9,009,010	8,777,378

Net premises and equipment	$4,745,363	$4,246,816

Depreciation expense was approximately $393,000 for the quarter ended September 30, 2002 and $1,200,000 year to date, compared to $410,000 for the quarter ended, and $1,213,000 for the nine-months ended September 30, 2001.

(4) Intangible Assets

Intangible assets consisted of the following at September 30, 2002 and December 31, 2001.

	September 30, 2002	December 31, 2001
Goodwill and purchase premium	37,787,321	37,683,318
Insurance expirations	2,030,601	1,890,301

Total cost	39,817,922	39,573,619
Less accumulated amortization	7,562,196	7,091,965

Intangible assets, net	$32,255,726	$32,481,654

The Company acquired the majority of the intangibles in connection with our acquisition of FirstPlus Consumer Finance. Amortization expense was approximately $470,000 for the nine-months and $170,000 for the quarter ended September 30, 2002, compared to $1,823,000 for the nine-months and $608,000 for the quarter ended September 30, 2001.

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

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. After testing the valuation of the reporting units it was found that all reporting units fair values exceeded their carrying value, thus, there is no need to test for impairment. The effect of not amortizing goodwill will be an expense savings of approximately $2.4 million for the full year, and approximately $1.8 million for the nine-months ended September 30,2002.

(5) Notes Payable

At September 30, 2002 and 2001 and December 31, 2001 and 2000, notes payable consisted of the following:

	September 30, 2002	December 31, 2001	September 30, 2001	December 31, 2000
Senior Notes Payable/Lines of Credit	$121,314,569	$151,234,760	$146,767,630	$178,278,386
Subordinated Notes payable to individuals with varying maturity dates and rates ranging from 5 ¼% to 12%	93,060,467	71,542,844	67,561,238	51,721,405
Other subordinated notes payable to companies with varying maturity dates and rates ranging from 4¼% to 10%	2,331,642	2,255,562	2,255,562	2,605,623

Total notes payable	$216,706,678	$225,033,166	$216,584,430	$232,605,414

We generally finance our operations through cash flow from operations, borrowings under our credit facility with Finova and the sale to public investors of our subordinated notes. As of December 31, 2001 and September 30, 2002, we had $151.2 and $121.3, respectively, outstanding under our credit facility.

Our credit facility with Finova includes a term loan and a revolving credit line used to finance receivables. Advances under the term loan accrue interest at the prime rate plus 2%, or 6.75%, as of September 30, 2002. Advances under the revolving credit line accrue interest at the prime rate plus 1%, or 5.75%, as of September 30, 2002. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as Finova may select. The interest rates are adjusted monthly to reflect fluctuations in the designated prime rate. Accrued interest on borrowings is payable monthly.

The term loan is payable in twenty-three equal monthly principal and interest payments of $600,000, which began on April 15, 2001, with the remaining principal balance due on March 31, 2003. The outstanding balance under the term loan was $7.9 million as of September 30, 2002, which reflects an $11.9 million reduction since December 31, 2001. The revolving credit line matures on July 31, 2006. Under the revolving credit line, principal is due in full on the maturity date and can be prepaid without penalty.

Substantially all of our and our subsidiaries’ assets secure the term loan and the revolving credit facility, which requires us to comply with restrictive covenants, including financial condition covenants. As of September 30, 2002, the Company met all such requirements. James D. Thaxton guarantees both the term loan and the revolving loan.

The maximum amount we could borrow under the revolving credit line was $165 million on December 31, 2001. As of September 30, 2002, the maximum amount we could borrow under the revolving credit line was $146 million and an additional $7.8 million was available for borrowing against existing collateral, with $33.0 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods.

Beginning in 2002, the maximum borrowing amount under our revolving credit line decreases on a quarterly basis. The annual decreases will be $22 million in 2002, $16.5 million in 2003, $18 million in 2004, $18 million in 2005 and $9 million in 2006.

We also fund our liquidity needs through the sale of subordinated notes. In February 1998, we began offering subordinated notes in several states by registering $50 million of subordinated notes with the Securities and Exchange Commission (“SEC”). In May 2001, we registered an additional $75 million offering of subordinated notes with the SEC. The notes are sold primarily to individual investors. The maturity terms range from daily (demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York, as trustee, in February 1998. The terms of the indenture do not require us to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of December 31, 2001, we had $65.0 million of these registered subordinated notes outstanding and $6.5 million of outstanding subordinated notes registered in predecessor state registrations. As of September 30, 2002, we had $89.2 million of these registered subordinated notes outstanding and $3.9 million of notes outstanding registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with Finova. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate senior credit facility and to diversify our sources of borrowed funds.

We plan to continue to reduce borrowings under our senior credit facility and replace those borrowings with increasing levels of subordinated notes. Although the maximum borrowing amount under our revolving credit facility will be decreasing, we anticipate that our cash flow from operations, the available borrowing amount under our senior credit facility from time to time and the proceeds from the sale of subordinated notes will be more than adequate to meet our cash outflows to fund anticipated growth in our finance receivables, operating expenses, repayment of indebtedness and planned capital expenditures for the year ending December 31, 2002. We estimate our cash outflow to be approximately $25 million for 2002.

(7)    Earnings Per Share Information

The following is a summary of the earnings per share calculation for the nine months and quarter ended September 30, 2002 and 2001:

	Nine-Months Ended		Three Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
BASIC & DILUTED
Net income from continuing operations	$4,572,692	$1,200,209	$1,114,120	$359,488
Less: Dividends on preferred stock	392,207	557,151	102,014	196,236

Net income applicable to common shareholders (numerator)	4,180,485	643,058	1,012,106	163,252
Average common shares outstanding (denominator)	6,865,642	6,883,855	6,870,698	6,849,355
Income per share from continuing operations – basic and diluted	$0.61	$0.09	$0.15	$0.02

The earnings per share calculation does not include 10,440 shares of Preferred Series A and 50,000 shares of Preferred Series C stock, which are convertible to common shares, because the effect is anti-dilutive.

(8) Business Divisions

The Company has two primary divisions. The consumer finance segment provides financing to consumers with limited credit histories, low incomes or past credit problems. Income in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company’s insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Income is generated through fees paid by the insurance for which business is placed.

The following table summarizes certain financial information concerning the Company’s reportable operating segments for the nine-months ended September 30, 2002 and 2001, and the year ended December 31, 2001:

September 30, 2002 Income Statement Data	Consumer Finance	Insurance	Other	Total
Total Revenue	$69,840,163	$3,114,317	$507,694	$72,662,174
Net Interest Income	46,698,458	(3,847)	384,702	47,079,313
Provision for credit losses	13,575,433	30,333	57,800	13,663,566
Noninterest income	12,222,215	3,114,317	-	14,536,532
Insurance premiums and commissions, net	9,576,392	2,944,185	-	11,720,577
Noninterest expenses	37,956,534	3,354,238	511,864	41,022,636
Depreciation and amortization	1,459,184	195,777	15,467	1,670,428
Net income	4,816,783	(239,921)	(4,170)	4,572,692
Balance Sheet Data
Total assets	239,090,335	2,187,006	1,505,204	242,782,545
Loans, net	176,456,018	-	1,555,326	178,011,344
Allowance for credit losses	12,177,187		237,407	12,414,594
Intangibles	30,902,510	1,353,216	-	32,255,726

December 31, 2001 Income Statement Data	Consumer Finance	Insurance	Other	Total
Total Revenue	$93,669,290	$3,819,716	$1,031,122	$98,520,128
Net Interest Income	55,201,218	(668,380)	723,776	55,256,614
Provision for credit losses	16,428,712	25,777	129,430	16,583,919
Noninterest income	20,374,036	3,819,686	-	24,193,722
Insurance premiums and commissions, net	15,291,211	3,262,479	-	18,553,690
Noninterest expenses	53,309,207	3,933,597	493,990	57,736,794
Depreciation and amortization	3,724,681	323,770	17,444	4,065,895
Net income	3,501,713	(533,325)	66,235	3,034,623
Balance Sheet Data
Total assets	237,387,631	2,211,886	2,960,788	242,560,305
Loans, net	178,270,562	-	2,984,468	181,255,030
Allowance for credit losses	11,834,762	-	177,407	12,012,169
Intangibles	31,184,955	1,296,699	-	32,481,654

September 30, 2001 Income Statement Data	Consumer Finance	Insurance	Other	Total
Total Revenue	$64,124,543	$3,413,510	$777,650	$68,315,703
Net Interest Income	40,141,001	(531,531)	532,800	40,142,270
Provision for credit losses	11,096,593	13,745	100,348	11,210,686
Noninterest income	10,170,324	3,413,484	-	13,583,808
Insurance premiums and commissions, net	7,445,039	2,860,770	-	10,305,809
Noninterest expenses	36,720,243	3,323,642	175,737	40,219,622
Depreciation and amortization	2,776,703	243,370	15,927	3,036,000
Net income	1,446,109	(291,515)	45,615	1,200,209
Balance Sheet Data
Total assets	223,404,105	2,440,738	3,324,966	229,169,809
Loans, net	170,492,051	-	3,334,075	173,826,126
Allowance for credit losses	11,796,656	-	224,629	12,021,285
Intangibles	31,754,806	1,338,344	-	33,093,150

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a diversified consumer financial services company. The primary divisions of our business include:

•	origination and servicing of direct consumer loans made to credit-impaired borrowers,

•	used automobile lending through the purchase and servicing of used automobile sales contracts,

•	insurance premium finance lending through the purchase of insurance premium finance contracts,

•	selling insurance products on an agency basis, and the factoring of accounts receivable and

•	the origination and servicing of small commercial loans to small- and medium-sized businesses.

NET INTEREST MARGIN

The following table presents important data relating to our net interest margin for the nine-months and three-months ended September 30, 2002 and 2001.

	Three-Months Ended		Nine-Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Average net finance receivables (1)	$196,565,954	$181,397,185	$192,342,547	$178,238,918
Average notes payable (1)	213,472,239	213,647,108	210,951,115	215,640,461
Interest and fee income	19,759,409	18,615,606	58,125,642	54,731,895
Interest expense	3,732,900	4,782,926	11,046,329	14,589,625

Net interest income	16,026,509	13,832,680	47,079,313	40,142,270
Average interest rate earned (1)	40.21%	41.05%	40.29%	40.94%
Average interest rate paid (1)	6.99%	8.95%	6.98%	9.02%

Net interest rate spread	33.22%	32.10%	33.31%	31.92%
Net interest margin (2)	32.61%	30.50%	32.64%	30.03%

(1)	Averages are computed using month-end balances during the year presented.
(2)	Net interest margin represents net interest income divided by average Net Finance Receivables.

The principal component of our profitability is our net interest margin, which is the difference between interest earned on finance receivables and interest expense paid on borrowed funds. Statutes in some states regulate the interest rates that we may charge our borrowers while in other states competitive market conditions establish the interest rates borrowers may be charged. Significant differences exist in the interest rates earned on the various components of our finance receivable portfolio. The interest rates earned on used automobile sales contracts and real estate secured loans generally are lower than the interest rates earned on direct consumer loans due to competition from other lenders, superior collateral and longer terms. The interest rates earned on premium finance contracts are state regulated and vary based on the type of underlying insurance and the term of the contract.

Unlike our interest income, our interest expense is sensitive to general market fluctuations in interest rates. The interest rates paid to our primary lender, Finova, are based upon a published prime rate plus set percentages. Thus, general market fluctuations in interest rates directly impact our cost of funds. Our general inability to increase the interest rates earned on finance receivables may impair our ability to adjust to increases in the cost of funds resulting from changes in market conditions. Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rates spreads and increase our profitability.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Since December 31, 2001 our gross finance receivables have decreased approximately $4.8 million. This decrease is due mainly to the decision in our Premium Finance division to just finance captive contracts along with the slow liquidation of our Commercial loan division and real estate secured loans. The declines in these areas was offset by growth in our more profitable direct loans.

The growth in our direct loan business, coupled with the addition of new fees in states such as Tennessee and Texas, our interest and fee income has grown for the nine-month period ended September 30, 2002 by approximately $3.4 million to $58.1 million, or 6.2%. We expect this trend to continue as we move to a more direct loan based business. Our interest expense decreased significantly for the period, based on the decrease in the prime interest rate. Quantified this decrease was approximately $3.5 million or 24.3%. We expect the level of interest expense to remain constant as long as the prime interest rate remains constant.

Costs associated with our normal business growth caused our operating expenses to increase 3.0% from $40,220,000 during the nine months of 2001 to $41,023,000 during the same period in 2002. The major component of these expenses is personnel expense.

The increase in our operating expenses was offset by our adoption of SFAS 142 accounting for Goodwill. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. The effect of not amortizing goodwill will be an expense savings of approximately $2.4 million for the full year, and was approximately $1.8 million for the nine-months ended September 30, 2002.

The aforementioned expense savings and increases in revenues have substantially increased our pretax net income from approximately $2.3 million for the nine-months ended September 30, 2001 to $6.9 million for the same period ended September 30, 2002. This income, offset by our income taxes expense and dividends paid has increased our total stockholders equity to $10.5 million at September 30, 2002 from $6.3 million at December 31, 2001.

Results of Operations for the Three-Months Ended September 30, 2002 and 2001

For the three months ended our gross finance receivables have increased in our automobile secured loans and direct loan portfolios, by approximately $2.1 million and $5.5 million, respectively. These increases are due to the continued focus on these more profitable lines of business, and we expect this trend to continue through the fourth quarter.

The change in mix and growth of our receivables has caused our interest income to increase from $18.6 million for the three-months ended September 30, 2001 to $19.8 million for the same period ended September 30, 2002, or 6.1%. Interest expense also declined for the period by approximately $1.0 million, or 22.0%. This decline was due to the decrease of the prime rate due to the majority of our debt being linked to the prime interest rate.

Our operating expenses increased by approximately $1.4 million for the three months ended September 2002, compared to 2001. The increases were mainly in personnel and reinsurance expense.

CREDIT LOSS EXPERIENCE
The following table sets forth our allowance for credit losses and credit loss experience at or over the periods presented.

	Sept. 30, 2002	December 31, 2001	Sept. 30, 2001	December 31, 2000
Net finance receivables (1)	$190,425,938	$190,105,324	$182,288,707	$185,638,256
Allowance for credit losses	12,414,594	12,012,169	12,021,285	11,630,555
Allowance for credit losses as a percentage of net finance receivables (1)	6.52%	6.32%	6.59%	6.27%
Dealer reserves and discounts on bulk purchases	1,929,796	2,036,818	2,072,085	2,406,165
Dealer reserves and discounts on bulk purchases as percentage of Net Automobile Sales Contracts at period end	10.35%	10.58%	8.23%	10.89%
Allowance for credit losses and dealer reserves and discount on bulk purchases	14,344,390	14,048,987	14,093,370	14,036,720
Allowance for credit losses and dealer reserves as a percentage of finance receivables	7.53%	7.39%	7.73%	7.56%
Provision for credit losses	13,663,566	16,583,919	11,210,686	14,657,930
Charge-offs (net of recoveries)	13,261,141	16,202,305	10,819,956	14,526,731
Charge-offs (net of recoveries) as a percentage of average net finance receivables (2)	9.19%	8.32%	7.91%	7.83%

(1)
Net finance receivable balances are presented net of unearned finance charges, net unearned insurance premiums, dealer holdbacks and bulk purchase discounts, deferred loan costs, and exclude mortgage warehoused loans and commercial finance receivables.

(2)	September 30, 2002 and 2001 are annualized for comparison purpose.

The following table sets forth certain information concerning our finance receivables at the end of the periods indicated:

	Sept. 30, 2002	December 31, 2001
Direct finance receivables contractually past due 90 days or more	$8,469,232	$7,373,910
Direct finance receivables outstanding	157,194,656	148,214,621
Direct finance receivables contractually past due 90 days or more as a percentage of Direct finance receivables	5.39%	4.98%
Real estate secured receivables contractually past due 90 days or more	1,195,075	1,632,483
Real estate secured receivables outstanding	13,307,002	15,732,857
Real estate secured receivables contractually past due 90 days or more as a percentage of real estate secured receivables	8.98%	10.38%
Vehicle secured receivables contractually past due 60 days or more	1,658,068	1,090,032
Vehicle secured receivables outstanding	18,641,591	17,782,135
Vehicle secured receivables contractually past due 60 days or more as a percentage of vehicle secured receivables	8.89%	6.13%
Premium finance contracts contractually past due 60 days or more	375,628	679,091
Premium finance contracts outstanding	4,095,455	8,375,711
Premium finance contracts contractually past due 60 days or more as a percentage of premium finance contracts	9.17%	8.11%

Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations through cash flow from operations, borrowings under our credit facility with Finova and the sale to public investors of our subordinated notes. As of December 31, 2001 and September 30, 2002, we had $151.2 and $121.3, respectively, outstanding under our credit facility.

Our credit facility with Finova includes a term loan and a revolving credit line used to finance receivables. Advances under the term loan accrue interest at the prime rate plus 2%, or 6.75%, as of September 30, 2002. Advances under the revolving credit line accrue interest at the prime rate plus 1%, or 5.75%, as of September 30, 2002. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as Finova may select. The interest rates are adjusted monthly to reflect fluctuations in the designated prime rate. Accrued interest on borrowings is payable monthly.

The term loan is payable in twenty-three equal monthly principal and interest payments of $600,000, which began on April 15, 2001, with the remaining principal balance due on March 31, 2003. The outstanding balance under the term loan was $7.9 million as of September 30, 2002, which reflects an $11.9 million reduction since December 31, 2001. The revolving credit line matures on July 31, 2006. Under the revolving credit line, principal is due in full on the maturity date and can be prepaid without penalty.

Substantially all of our and our subsidiaries’ assets secure the term loan and the revolving credit facility, which requires us to comply with restrictive covenants, including financial condition covenants. As of September 30, 2002, the Company met all such requirements. James D. Thaxton guarantees both the term loan and the revolving loan.

The maximum amount we could borrow under the revolving credit line was $165 million on December 31, 2001. As of September 30, 2002, the maximum amount we could borrow under the revolving credit line was $146 million and an additional $7.8 million was available for borrowing against existing collateral, with $33.0 million of total potential capacity available for borrowing against qualified finance receivables generated in future periods.

Beginning in 2002, the maximum borrowing amount under our revolving credit line decreases on a quarterly basis. The annual decreases will be $22 million in 2002, $16.5 million in 2003, $18 million in 2004, $18 million in 2005 and $9 million in 2006.

We also fund our liquidity needs through the sale of subordinated notes. In February 1998, we began offering subordinated notes in several states by registering $50 million of subordinated notes with the Securities and Exchange Commission (“SEC”). In May 2001, we registered an additional $75 million offering of subordinated notes with the SEC. The notes are sold primarily to individual investors. The maturity terms range from daily (demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York, as trustee, in February 1998. The terms of the indenture do not require us to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of December 31, 2001, we had $65.0 million of these registered subordinated notes outstanding and $6.5 million of outstanding subordinated notes registered in predecessor state registrations. As of September 30, 2002, we had $89.2 million of these registered subordinated notes outstanding and $3.9 million of notes outstanding registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with Finova. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate senior credit facility and to diversify our sources of borrowed funds.

We plan to continue to reduce borrowings under our senior credit facility and replace those borrowings with increasing levels of subordinated notes. Although the maximum borrowing amount under our revolving credit facility will be decreasing, we anticipate that our cash flow from operations, the available borrowing amount under our senior credit facility from time to time and the proceeds from the sale of subordinated notes will be more than adequate to meet our cash outflows to fund anticipated growth in our finance receivables, operating expenses, repayment of indebtedness and planned capital expenditures for the year ending December 31, 2002. We estimate our cash outflow to be approximately $25 million for 2002.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt under the revolving credit line and term loan was $151.2 million at December 31, 2001 and $121.3 million at September 30, 2002. Interest on borrowings under these facilities is based on the prime rate. Because our profitability depends on our net interest margin, changes in the prime rate will affect on our profitability. Increases in the prime rate would adversely affect our profitability. Based on the outstanding balance at September 30, 2002, a change of 1% in the prime interest rate would cause a change in interest expense of approximately $1.2 million on an annual basis. Based on the outstanding balance at December 31, 2001, a change of 1% in the prime interest rate would have caused a change in interest expense of approximately $1.5 million on an annual basis.

Our outstanding receivables are not affected by external interest rate changes because we usually charge rates typically fixed at the maximum rate allowable by law or, in states where there are no legal maximum rates, at competitive rates commensurate with the increased default risk and the higher cost of servicing and administering a portfolio of loans to credit impaired borrowers. This causes the interest rate risk on our outstanding receivables to be minimal.

Interest rates being charged by competitors, even those outside our markets, also influence the interest rates we are able to charge customers. A decrease in the interest rates being charged by others in the market could impact our ability to attract new customers and/or retain the customers we currently serve. Similarly, new market entrants and the resulting increased competition for customers in our market could adversely affect our profitability.

Additionally, changes in the maximum interest rate allowable by law would affect our profitability. A decrease in the maximum rate would cause the interest rates we are able to charge to be commensurately decreased and, as a result, our interest rate margin would be reduced. A legally imposed maximum interest rate adopted by a state where we operate that previously did not have a limit could also impair our profitability because we may be required to reduce our interest rates to fall within the legal limit.

ITEM 4: Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation was completed.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification of James D. Thaxton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Allan F. Ross pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE THAXTON GROUP, INC.

Date: November 14, 2002	By: /s/ JAMES D. THAXTON
James D. Thaxton President and Chief Executive Officer

Date: November 14, 2002	By: /s/ ALLAN F. ROSS
Allan F. Ross Vice President, Treasurer, Secretary, and Chief Financial Officer

CERTIFICATION

I, James D. Thaxton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Thaxton Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/S/ JAMES D. THAXTON
James D. Thaxton, President and Chief Executive Officer

CERTIFICATION

I, Allan F. Ross, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Thaxton Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ ALLAN F. ROSS
Allan F. Ross, Vice President, Treasurer, Secretary and Chief Financial Officer