Form 10-K
period 2002-12-31
THAXTON GROUP INC
filed 2003-03-26
CIK 1001430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 333-42623

THE THAXTON GROUP, INC.

(Exact name of registrant as specified in its charter)

SOUTH CAROLINA (State or other jurisdiction of incorporation or organization)	57-0669498 (IRS Employer Identification No.)

1524 PAGELAND HIGHWAY, LANCASTER, SOUTH CAROLINA 29720

(Address of principal executive offices)

Registrant’s telephone number, including area code: 803-285-4337

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Act:
Title of each class
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price at which the stock was last sold, was approximately $1,905,671.

At March 21, 2003, there were 6,867,390 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

THE THAXTON GROUP, INC.
FORM 10-K

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Thaxton Group’s (the Company) Annual Report on Form 10-K, specifically certain of the statements set forth under Item 1 – Business, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A – Quantitative & Qualitative Disclosures about Market Risk, and elsewhere in this Form 10-K contain forward-looking statements, identified as such for purposes of the safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by the Company’s management. Words such as anticipates, expects, intends, plans, believes, estimates, or variations of such words and similar expressions, are intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment; (2) changes in the financial industry regulatory environment; (3) changes in the economy in areas served by the Company and its subsidiaries; (4) the impact of competition; (5) the management of the Company’s operations; (6) changes in the market interest rate environment and/or the Federal Reserve’s monetary policies; and (7) the other risks and uncertainties described from time to time in the Company’s periodic reports filed with the SEC. The Company disclaims any obligation to update any forward-looking statements.

ITEM 1.          DESCRIPTION OF BUSINESS

We are a diversified consumer financial services company engaged in the origination and servicing of direct consumer loans made to credit-impaired borrowers, used automobile lending through the purchase and servicing of used automobile sales contracts, insurance premium finance lending through the purchase of insurance premium finance contracts, selling insurance products on an agency basis, and the factoring of accounts receivable and the origination and servicing of small commercial loans to small and medium sized businesses. For purposes of the following discussion, “revenues” means the sum of our interest and fee income, insurance commissions, net and other income. We were organized in 1985.

Direct Consumer Lending. Making small loans to borrowers with impaired credit is our largest line of business in our Consumer Finance division, comprising approximately 86% of our total revenues in 2002. Direct loans are relied upon by credit-impaired borrowers to meet short-term cash needs, finance purchases of consumer goods or refinance existing indebtedness. The usual term of a direct loan is 15 months. Interest rates on direct loans vary based on a number of factors, the most important of which is the extent to which the borrower’s state of residence regulates interest rates. Some states in which we operate permit consumer lenders to simply post a maximum rate of interest in filings with regulatory authorities. In these states we typically post a maximum annual interest rate of 69%. Other states where we have offices impose specific maximum annual interest rates on direct loans that range from 10% to 36%. Other factors that we consider in setting the interest rate on a particular direct loan are credit profile of the borrower, the type and value of any collateral and competitive market conditions.

Each applicant for a direct loan must pass a credit review. This review is conducted by the manager or personnel under his or her supervision in the office where the application is taken. This review generally takes into account the borrower’s credit history, ability to pay, stability of residence, employment history, income, discretionary income, debt service ratio and the value of any collateral. We use an industry standard application analysis score sheet to compile information on the factors described above. If a direct loan is to be secured by real estate, we obtain an appraisal of the property, obtain a title opinion from an attorney and verify filing of a mortgage or deed of trust before disbursing funds to the borrower. A senior officer must approve any direct loan to be secured by real estate. The principal competitive factors for these types of loans are the interest rate charged and customer service.

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

Used Automobile Sales Finance. Another line of business in our Consumer Finance division is the financing of used automobile purchases, which comprised approximately 7% of our total revenues in 2002. We purchase sales contracts from independent automobile dealers who have been approved by the manager of an individual finance office or a regional supervisor. Office managers and regional supervisors periodically evaluate independent dealers in their market areas to ensure that we purchase sales contracts only from reputable dealers carrying an inventory of quality used automobiles. We enter into a non-exclusive agreement with each dealer which sets forth the terms and conditions on which we will purchase sales contracts. The dealer agreement generally provides that sales contracts are sold to us without recourse to the dealer with respect to the credit risk of the borrower. However, if the dealer breaches the terms of the sales contract or a customer withholds payment because of a dispute with the dealer regarding the quality of the automobile purchased, the dealer typically is obligated to repurchase the sales contract on our demand for its net unpaid balance. If the purchaser of the automobile recovers any amount from us as a result of a claim against the dealer, the dealer agreement provides that the dealer will reimburse us for any amount paid the customer and for any costs we incur as a result of the claim.

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

In purchasing used automobile sales contracts, underwriting standards are used that take into account principally the degree of a proposed buyer’s creditworthiness and the market value of the vehicle being financed. The office manager, or other office personnel under the manager’s supervision, conducts the credit evaluation review. This review generally takes into account factors similar to those performed in our review of direct consumer loans. We generally do not finance more than 100% of the average trade-in value of the automobile as listed in the current edition of the National Association of Automobile Dealers Official Used Car Guide.

From time to time we purchase used automobile sales contracts in bulk from dealers who have originated and accumulated contracts over a period of time. By doing so, we are able to obtain large volumes of sales contracts in a cost-effective manner. For bulk purchases, our underwriting standards take into account principally the borrowers’ payment history and the collateral value of the automobiles financed. These purchases are typically made at discounts ranging from 25% to 50% of the financed portion of the contract. Generally no dealer reserve arrangements are established with bulk purchases. In connection with bulk purchases, we review all credit evaluation information collected by the dealer and the servicing and collection history of the sales contracts.

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

In connection with the origination of used automobile sales contracts, we offer, as agent, credit life, and credit accident and health insurance. Borrowers under sales contracts and direct loans secured by an automobile are required to obtain comprehensive and collision insurance on the automobile that designates us as loss payee. A loss payee is the person who receives insurance proceeds in the event an automobile is damaged in a collision. If the borrower allows the insurance to lapse during the term of the contract or loan, we will purchase a vendor’s single interest insurance policy, which insures us against a total loss on the automobile. The cost of the premium will then be added to the borrower’s account balance. We also offer, as agent, limited physical damage insurance, which satisfies the requirement that the borrower purchase comprehensive and collision insurance.

Insurance Premium Finance. Also in our Consumer Finance division we provide short-term financing of insurance premiums purchased indirectly through independent insurance agents. Our insurance premium finance business made up approximately 2% of our total revenues in 2002. The premiums are primarily for personal lines of insurance that are typically too high for a credit-impaired borrower to pay in six-month increments, such as automobile insurance. Financing the premium allows the insured to pay it in smaller increments, usually monthly. Most agents who refer premium finance business to us are located in North Carolina, South Carolina, and Virginia. A small amount of our business involves financing premiums for commercial lines of insurance for small businesses, including property and casualty, business automobile, general liability, and workers’ compensation. Substantially all of our premium finance business is derived from customers of the 48 insurance offices owned and operated by Thaxton RBE, Inc. (“RBE”), which is owned by Thaxton Group CEO James D. Thaxton and members of his family.

When an individual purchases an insurance policy from an agent with whom we have a relationship, the agent will offer the opportunity to enter into a premium finance contract that allows the insured to make a down payment and finance the balance of the premium. The typical term of a premium finance contract ranges from three to eight months depending primarily upon the term of the underlying insurance policy. The required down payment ranges from 20% to 50% of the premium. In accordance with our arrangement with RBE, we allow RBE agencies to charge a smaller down payment. In those instances, we have an arrangement where RBE reimburses our premium finance company for any losses incurred in excess of 5% of the premium and in turn we pay back 85% of the net income in accordance with our arrangement with RBE. We generally impose the maximum finance charges and late fees that applicable state law permits for premium finance contracts, which are extensively regulated in the states where we engage in this business. In all of the states in which we operate, we charge the maximum interest rate permitted by law. Because we are able to cancel the insurance policy generally within a period of 23 to 28 days after the due date of a delinquent payment and receive a refund of the unearned portion of the premium, the creditworthiness of the insured is a less important factor than the size of the down payment and an efficient and effective system for servicing and collecting our portfolio of premium finance contracts.

Insurance Agency Activities. We sell, on an agency basis, various lines of automobile, property and casualty, life, accident, and health insurance. Our insurance agency activities comprised approximately 4% of our total revenues in 2002. The insurance companies that we represent assume all underwriting risk on most of the policies we sell. The insurance company that issues a policy we sell pays us a commission based on a standard or negotiated schedule. We are eligible for additional commission payments from some of the companies we represent if the loss experience on the policies we sell for those companies falls below specified levels and the total premiums on such policies exceed a specified minimum.

Commercial Finance. In 1998, we began making commercial loans and offering factoring services to small business clients. Our commercial finance activities made up approximately 1% of our total revenues in 2002. Our commercial loans usually are secured, most often with real estate. In factoring, we advance funds to the client based upon the balance of designated accounts receivable due from their customers. The client then assigns or sells these receivables to us, notifies its customers to send payment directly to us and we collect the receivables and credit the amount advanced to the client. Generally, we advance to our factoring client 80% to 95% of the dollar value of each receivable, holding the difference in reserve. We charge a fee equal to one to four percent of the amount advanced for this service and may also charge interest on any uncollected balances. Almost all of our factoring contracts are with recourse, which allows us to charge any uncollected receivables back to the client after a period ranging from 60 to 90 days.

The Consumer Finance and Insurance Agency Industries

The segment of the consumer finance industry in which we operate is commonly called the “non-prime credit market.” Our borrowers of direct loans and automobile sales contracts typically have limited credit histories, low incomes and/or past credit problems. These borrowers generally do not have access to the same sources of consumer credit as borrowers with long credit histories, no defaults and stable employment because they do not meet the stringent objective credit standards that most traditional lenders use. The non-prime credit market for used automobile finance and loans is highly competitive and fragmented, consisting of many national, regional and local competitors. New competitors are able to enter this market with relative ease. Historically, commercial banks, savings and loans, credit unions, financing arms of automobile manufacturers, and other lenders providing traditional consumer financing have not consistently served this segment of the consumer finance market. Several large bank holding companies, in an effort to recapture some of the customers their bank subsidiaries have traditionally rejected on the basis of their rigid credit scoring systems, now serve the non-prime credit market through automobile finance subsidiaries. We also face increasing competition from a number of companies, including bank credit card companies, providing similar financing to individuals that cannot qualify for traditional financing. Many of these competitors or potential competitors have significantly greater resources than we do and have pre-existing relationships with established networks of dealers. To the extent that any of these lenders significantly expand their activities in the markets where we operate or plan to operate, our profitability could be threatened.

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

Independent insurance agencies represent numerous insurance carriers and typically place a customer’s business with the carrier whose combination of features and price best match the customer’s needs. In comparison, direct agents represent only one carrier. Most carriers find the use of independent agencies to be a more cost-effective method of selling their products than using a direct agent force. Competition among independent insurance agencies is intense. Numerous other independent agencies operate in most of the markets where our insurance offices are located. Direct agents for various insurance companies located in some of our markets also compete with us. We compete primarily on the basis of service and convenience. We attempt to develop and maintain long-term customer relationships through low employee turnover and responsive service and offer virtually all types of insurance products.

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

Regulation

Consumer finance companies and insurance agents are extensively supervised and regulated under state and federal statutes and regulations. Depending upon the nature of a particular transaction and the state of residence of the borrower or the customer, we may be required to:

•         Obtain licenses and meet specified minimum qualifications;

•         Limit the interest rates, fees, and other charges for which the borrower may be assessed;

•         Limit or prescribe specified other terms and conditions of the financing;

•         Govern the sale and terms of insurance products; and

•         Define and limit the right to repossess and sell collateral.

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

EMPLOYEES

As of February 28, 2003, we employed 967 full-time employees and 90 part-time employees, none of whom were covered by a collective bargaining agreement. Of that total, 55 were located in the Company’s headquarters in Lancaster, South Carolina and 1,002 were located in our other offices. We generally consider our relationships with our employees to be good.

ITEM 2.          DESCRIPTION OF PROPERTY

Our executive offices are located at 1524 Pageland Highway Lancaster, South Carolina 29720 in leased office facilities of approximately 28,000 square feet. The lease expires in August 2012, and includes an option to renew for an additional five-year term. We lease all of our branch office facilities. In some instances we lease these facilities from related parties. These offices range in size from approximately 800 square feet to 2,200 square feet. Since most of our business with automobile dealers is conducted by facsimile machine and telephone, we do not believe that the particular locations of our finance offices are critical to our business of purchasing used automobile sales contracts or our premium finance operations. Location is somewhat more important for our direct loan and insurance agency operations. Other satisfactory locations are, however, generally available for lease at comparable rates and for comparable terms in each of our markets.

We currently have a total of 214 finance offices and 15 insurance agency offices in the following states.

Finance Offices		Insurance Agency Offices

South Carolina	77	South Carolina	13
Texas	52	North Carolina	2
Georgia	24
Mississippi	19
Tennessee	12
Kentucky	9
Ohio	9
Oklahoma	6
Alabama	2
Virginia	2
North Carolina	2

ITEM 3.          LEGAL PROCEEDINGS

We presently are not a party to any material legal proceedings nor is our management aware of any material threatened litigation against us.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2002.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Due to the relatively small number of shares held by non-affiliates, there is no active trading market for our common stock, although trades in the stock occur occasionally in the over-the-counter market. At March 21, 2003, there were 145 shareholders of record.

We have not paid any dividends on common stock during the last three fiscal years and we have no plans to pay any cash dividends on common stock in the foreseeable future. In addition, we intend to retain future earnings for working capital purposes. As a holding company, we depend on dividends and other payments from our subsidiaries to meet our working capital needs. Our credit facility with FINOVA Capital Corporation (“FINOVA”) prohibits us from paying any cash dividends on common stock.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share amounts)
Income Statement Data:
Interest and fee income	$80,939	$76,138	$66,662	$59,140	$15,088
Interest expense	15,211	19,070	21,024	17,272	4,934

Net interest income	65,728	57,068	45,638	41,868	10,154
Provision for credit losses	21,285	16,584	14,658	11,938	4,047

Net interest income after provision for credit losses	44,443	40,484	30,980	29,930	6,107
Insurance premiums and commissions, net	19,396	18,554	17,764	12,805	6,591
Other income	2,850	3,829	3,191	2,125	699
Operating expenses	58,425	57,737	51,782	42,314	14,893

Pretax income (loss) from continuing operations	8,264	5,130	153	2,546	(1,496)
Income tax expense (benefit)	3,130	2,095	550	1,258	(467)

Income (loss) from continuing operations	5,134	3,035	(397)	1,288	(1,029)
Discontinued operations net loss	—	—	(3,415)	(1,643)	(55)

Net Income (loss)	$5,134	$3,035	$(3,812)	$(355)	$(1,084)

Net income (loss) per common share	0.67	0.34	(0.65)	(0.16)	(0.35)
Average common shares outstanding	6,867	6,876	6,975	6,494	3,803

	At Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share amounts)
Balance Sheet Data:
Finance receivables	$251,141	$240,534	$235,906	$213,170	$73,609
Unearned income (1)	(48,859)	(45,838)	(46,331)	(42,205)	(13,299)
Allowance for credit losses	(13,964)	(12,012)	(11,631)	(10,661)	(4,711)
Finance receivables, net	188,318	182,684	177,944	160,304	55,599
Total assets	250,020	242,560	247,548	234,935	78,996
Total liabilities	239,141	236,275	243,789	225,132	66,067
Shareholders’ equity	10,879	6,285	3,759	9,803	12,929

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

•         origination and servicing of direct consumer loans made to credit-impaired borrowers,

•         used automobile lending through the purchase and servicing of used automobile sales contracts,

•         insurance premium finance lending through the purchase of insurance premium finance contracts,

•         selling insurance products on an agency basis, and the factoring of accounts receivable and

•         the origination and servicing of small commercial loans to small and medium sized businesses.

Recent Expansion Activities:

Over the past four years, we have added approximately 175 branch offices and have begun the process of identifying the offices that are more profitable than others, seeking to enhance the performance of each office and determining whether to close or dispose of offices that are marginally profitable or operate at a loss. While we continue to expand existing operations and consider acquisition opportunities, our business strategy focuses primarily on making our current business more profitable. As part of this strategy, we periodically make bulk purchases of loan contracts to improve our competitive position and portfolio mix.

Acquisitions: In November 1999, we acquired all of the outstanding shares of Thaxton Investment Corporation (“Thaxton Investment”), a corporation controlled by Mr. James D. Thaxton, for 3,223,000 shares of our common stock. At that time, Thaxton Investment owned and operated 144 consumer finance offices in six states. Thaxton Investment had acquired these offices from FirstPlus Consumer Finance, Inc. in February 1999. When we acquired Thaxton Investment, the estimated aggregate fair market value of the common stock issued to Mr. Thaxton was approximately $30 million. Because we had been under common ownership and control with Thaxton Investment since February 1999, our acquisition of Thaxton Investment was accounted for at historical cost in a manner similar to pooling of interests accounting.

On August 18, 2000, we acquired all of the stock of Quick Credit Corporation, a consumer finance company with 25 branch offices located in South Carolina, for $12.75 million in cash. This acquisition was accounted for as a purchase and resulted in goodwill of approximately $3.8 million.

Discontinued Operations: We discontinued the operations of two of our businesses in 2000. On March 1, 2000, we transferred all of the assets and liabilities of 32 insurance agency operations to a newly formed entity, Thaxton RBE, Inc. The purpose of the transfer was to place the insurance operations in a separate entity to facilitate raising capital to fund the specialized non-standard automobile insurance business of Thaxton RBE. Immediately after the transfer, Thaxton Life Partners, Inc. acquired 90% of the equity of Thaxton RBE for $2 million in cash. During the third quarter of 2000, Thaxton Life Partners purchased our remaining 10% interest in Thaxton RBE and all amounts owed to us by Thaxton RBE were paid in full. We recorded a loss, net of income tax benefit, from operations of Thaxton RBE of approximately $1.5 million for the year ended December 31, 1999 and $374,683 for the year ended December 31, 2000.

In December 2000, we adopted a plan to discontinue the operations of the mortgage banking business conducted by Paragon, Inc. Paragon ceased operations in December of 2000, and its assets have been sold. We recorded a loss, net of income tax benefit, from the operations of Paragon of $100,355 for the year ended December 31, 1999 and approximately $3 million for the year ended December 31, 2000.

For additional information about the effects of the discontinued operations, see Note 13 to our consolidated financial statements contained elsewhere in this annual report.

Sources of Income

We derive revenues and our resulting income from direct consumer lending, used automobile sales finance, insurance premium finance, the sale of insurance products on an agency basis and commercial finance. For purposes of the following discussion, “revenues” means the sum of our interest and fee income, insurance commissions, net and other income.

Direct Consumer Lending. We make small loans to borrowers with impaired credit. In connection with these loans, our income consists of interest and fees paid by the borrowers. Our interest income is based on the interest rates we charge borrowers for loans. Interest rates vary from loan to loan based on several factors, including the extent to which interest rates are regulated in the state where the loan is originated. Substantially all of the fee income we derive from these loans consists of late fees. Interest and fee income from our direct consumer lending business comprised approximately 86% of our total revenues in 2002.

Used Automobile Sales Finance. We finance used automobile purchases by individuals with impaired credit by purchasing sales contracts from independent automobile dealers. Our income in this line of business also consists of interest and fees charged to borrowers. Like our direct consumer loans, interest rates charged on automobile sales contracts vary from contract to contract based on several factors, including the extent to which the interest rates are regulated in the state where the contract is originated. Substantially all of the fee income we generate consists of late fees. Interest and fee income from our used automobile sales finance business comprised approximately 7% of our total revenues in 2002.

Insurance Premium Finance. We provide short-term financing of insurance premiums for customers of independent insurance agents primarily of a related party, Thaxton Life Partners. The premiums are for personal lines of insurance that are typically too high for a credit-impaired borrower to pay in six-month increments, such as automobile insurance. A smaller amount of this business involves financing premiums for commercial lines of insurance for small businesses. Substantially all of our premium finance business is derived from customers of the 48 insurance offices owned and operated by Thaxton Life Partners, Inc. which is owned by James D. Thaxton and members of his family.

Our income from our premium finance business consists of interest charges and fees, both of which are extensively regulated in the states where we operate. The fee income we derive consists primarily of an origination fee of up to $15 on each contract and late fees as permitted under applicable state law. Our insurance premium finance business made up approximately 2% of our total revenues in 2002.

Insurance Agency Activities. We sell, on an agency basis, various lines of automobile, property and casualty, life, accident and health insurance. Our income from the sale of these products consists of commissions paid by the insurance company that issues the policy we sell. The commission rates are based on a standard or negotiated schedule. Our insurance agency activities comprised approximately 4% of our total revenues in 2002.

Commercial Finance. We offer commercial loans and factoring services to small business clients. We derive interest and fee income from these financing activities. The interest rates we charge are typically negotiated with commercial borrowers because the interest rates are generally not regulated by state laws. In factoring the accounts receivable, we typically charge a fee of 1% to 4% of the amount we advance. We may also charge interest on uncollected balances. Approximately 1% of our total revenues in 2002 was derived from our commercial finance activities.

Over the next 12 months, we plan to grow our direct consumer lending portfolio by about five percent, grow our automobile sales finance portfolio by about two percent and maintain our insurance premium finance portfolio at approximately its level at December 31, 2002. We do not intend to make any new loans secured by real estate in the future and expect that our existing portfolio of these loans will either be sold or liquidated over time as the loans are paid off.

Finance Receivables

Our finance receivables are comprised of direct loans, used automobile sales contracts, real estate secured loans, premium finance contracts and commercial loans. Our financial performance depends in part on the growth of our outstanding loan receivables and the maintenance of loan quality. The following table sets forth certain information about the components of our finance receivables as of the end of the period presented.

	Year Ended December 31,

	2002	2001	2000

DIRECT LOANS
Total balance at year end, net (1)	$173,357,576	$148,214,621	$134,016,945
Average account balance at year end	799	683	684
Interest and fee income for the year	71,138,217	65,248,783	53,313,175
Average interest rate earned	45.61%	44.02%	44.56%
Number of accounts at year end	217,086	216,981	195,837

USED AUTOMOBILE SALES CONTRACTS
Total balance at year end, net (1)	18,947,831	17,782,135	25,392,262
Average account balance at year end	3,589	3,052	3,080
Interest and fee income for the year	5,288,588	4,841,125	7,244,212
Average interest rate earned	28.20%	24.05%	26.69%
Number of accounts at year end	5,280	5,827	8,243

REAL ESTATE SECURED LOANS
Total balance at year end, net (1)	12,607,572	15,732,857	18,873,231
Average account balance at year end	11,257	14,368	14,363
Interest and fee income for the year	2,289,886	2,782,002	2,854,375
Average interest rate earned	16.67%	17.48%	17.79%
Number of accounts at year end	1,120	1,095	1,314

PREMIUM FINANCE CONTRACTS
Total balance at year end, net (1)	3,900,293	8,375,711	7,355,818
Average account balance at year end	274	417	511
Interest and fee income for the year	1,574,831	2,234,593	2,189,958
Average interest rate earned	31.08%	25.57%	28.22%
Number of accounts at year end	14,252	20,109	14,395

COMMERCIAL LOANS
Total balance at year end, net (1)	1,806,263	3,161,875	3,935,945
Average account balance at year end	58,267	85,456	95,999
Interest and fee income for the year	647,513	1,031,122	1,060,693
Average interest rate earned	29.75%	29.01%	29.06%
Number of accounts at year end	31	37	41

   (1)    Finance receivable balances are presented net of unearned finance charges, dealer reserves on Automobile Sales Contracts and discounts on bulk purchases (“Net Finance Receivables”).

NET INTEREST MARGIN

The principal component of our profitability is our net interest margin, which is the difference between interest earned on finance receivables and interest expense paid on borrowed funds. Statutes in some states regulate the interest rates that we may charge our borrowers while interest rates in other states competitive market conditions establish the interest rate borrowers may be charged. Significant differences exist in the interest rates earned on the various components of our finance receivable portfolio. The interest rate earned on used automobile sales contracts and real estate secured loans generally are lower than the interest rates earned on direct consumer loans due to competition from other lenders, superior collateral and longer terms. The interest rates earned on premium finance contracts are state regulated and vary based on the type of underlying insurance and the term of the contract.

Unlike our interest income, our interest expenses are sensitive to general market fluctuations in interest rates. The interest rates paid to our primary lender, FINOVA, are based upon a published prime rate plus set percentages. Thus, general market fluctuations in interest rates directly impact our cost of funds. Our general inability to increase the interest rates earned on finance receivables may impair our ability to adjust to increases in the cost of funds resulting from changes in market conditions. Accordingly, increases in market interest rates generally will narrow our interest rate margin and lower our profitability, while decreases in market interest rates generally will widen our interest rates spreads and increase profitability.

The following table presents important data relating to our net interest margin for the years ended December 31, 2000, 2001, and 2002.

	2002	2001	2000

Average net finance receivables (1)	$195,696,123	$179,688,836	$169,390,119
Average notes payable (1)	214,057,626	216,824,106	200,221,483
Interest and fee income	80,939,034	76,137,625	66,662,413
Interest expense	15,210,755	19,069,792	21,024,576

Net interest income	65,728,279	57,067,833	45,637,837
Average interest rate earned	41.36%	42.37%	39.35%
Average interest rate paid	7.11%	8.80%	10.50%

Net interest rate spread	34.25%	33.57%	28.85%
Net interest margin (2)	33.59%	31.76%	26.94%

(1)      Averages are computed using month-end balances during the year presented

(2)      Net interest margin represents net interest income divided by average Net Finance Receivables.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Our aggregate finance receivables grew 3% from $182,684,000 on December 31, 2001 to $188,318,000 on December 31, 2002. We continued to change the mix of our portfolio during 2002. Our direct loan finance receivables increased by $19 million due to increased emphasis on the growth and quality of this division by management. Our Premium Finance and Commercial loans balances declined $4.5 million and $1.3 million for the year, respectively. Due to the profitability of our direct loan finance receivables, we plan to continue to grow this category of our business.

Interest and fee income grew 6.3% during 2002 primarily because of an increase in direct loan receivables. Interest and fee income was $80,939,000 in 2002 compared to $76,138,000 in 2001. Interest expense decreased 20.2% to $15,211,000 in 2002 from $19,069,000 in 2001. Our overall interest expense decreased due to the substantial decrease in interest rates compared to the prior year. As we increase our direct loan finance receivables, we expect our interest income to increase in future periods. Our average interest rate earned decreased slightly due to less growth in our higher yielding small loan business. We do not expect the prime interest rate to decrease as substantially in the future, if at all, and may increase which would cause our interest expense to rise.

We increased our allowance for credit losses by 16% to $13,964,000 at December 31, 2001 versus $12,012,000 at December 31, 2001 due to the 17% increase in credit losses experienced during 2002. Credit losses increased to $21,141,000 for 2002 versus $18,024,000 for 2001 and our provision for credit losses increased comparably between years from $16,584,000 in 2001 to $21,285,000 in 2002, or a 28% increase. As our finance receivables portfolio mix changes to more direct loans, we expect our credit losses will increase, and the weakening economy may cause an additional increase in credit losses as well.

Total operating expenses increased 1.2% during 2002 due primarily to an increase in normal operating expenses. Operating expenses were $58,425,000 during 2002 versus $57,737,000 during 2001. We have experienced and expect to continue to experience nominal increases in operating expenses associated with normal growth.

We generated pretax income of $8,264,000 and net income of $5,134,000 in 2002 compared to pretax income of $5,130,000 and net income of $3,035,000 in 2001.

Our net income, after payment of preferred stock dividends, increased our stockholders’ equity to $10,879,000 from $6,285,000 for the year ended December 31, 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Our aggregate finance receivables grew slightly during 2001. Finance receivables grew 3% from $177,944,000 on December 31, 2000 to $182,684,000 on December 31, 2001. In addition, the mix of our portfolio changed during 2001. Our direct loan finance receivables increased by $13 million due to the addition of new branches and increased emphasis on the growth and quality of this division by management. Our automobile sales finance receivables decreased by approximately $8 million due to a management decision to liquidate portions of this portfolio. Due to the profitability of our direct loan finance receivables, we plan to continue to grow this category of our business, while we maintain our other portfolios.

Interest and fee income grew 14.2% during 2001 primarily because of an increase in receivables as a result of the full year effect of the August 2000 acquisition of Quick Credit and the change in the mix of our portfolio. Interest and fee income was $76,138,000 in 2001 compared to $66,662,000 in 2000. Interest expense decreased 9.3% to $19,069,000 in 2001 from $21,024,000 in 2000. Even though our average notes payable for the year increased, our overall interest expense decreased due to the substantial decrease in interest rates during the year. As we increase our direct loan finance receivables, we expect our interest income to increase in future periods. If the prime interest rate continues to decline, we expect our interest expense to decrease.

We increased our allowance for credit losses by 3% to $12,012,000 at December 31, 2001 versus $11,631,000 at December 31, 2000 due to the 12% increase in credit losses experienced during 2001. Credit losses increased to $18,024,000 for 2001 versus $16,052,000 for 2000 and our provision for credit losses increased comparably between years from $14,658,000 in 2000 to $16,584,000 in 2001, or a 13% increase. As our finance receivables portfolio expands, we expect our credit losses will increase as well, and the weakening economy may cause an additional increase in credit losses.

Insurance commissions, net of insurance cost, increased by 4.4% during 2001 primarily due to increased sales of insurance products to borrowers. Insurance commissions, net of insurance costs, were $18,554,000 in 2001 versus $17,764,000 in 2000. Other income increased from $4,239,000 in 2000 to $5,640,000 in 2001 primarily due to law changes in Georgia, Tennessee and Oklahoma that allowed us to charge increased fees to borrowers and the opening of five additional branches in those states.

Total operating expenses increased 11.5% during 2001 due primarily to an increase in normal operating expenses and the full year of operating expenses associated with Quick Credit. Operating expenses were $57,737,000 during 2001 versus $51,781,000 during 2000. We only incurred 4 months of operating expenses in 2000 due to the Quick Credit acquisition. We do not expect to continue to see comparable increases in our operating expenses in the future. However, we have experienced and expect to continue to experience nominal increases in operating expenses associated with normal growth.

We generated pretax income of $5,130,000 and net income of $3,035,000 in 2001 compared to pretax income from continuing operations of $153,000 and a net loss from continuing operations of $397,000 in 2000.

Our net income, after payment of preferred stock dividends, increased our stockholders’ equity to $6,285,000 from $3,759,000 at December 31, 2001.

CREDIT LOSS EXPERIENCE

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover the expected future losses of principal and interest in our existing finance receivable portfolio as of December 31, 2002. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and resulting provision for credit losses. Our reserve methodology is designed to provide an allowance for credit losses that, at any point in time, is adequate to absorb the charge-offs expected to be generated by the finance receivable portfolio, based on events or losses that have occurred or are known to be inherent in the portfolio. The model utilizes historical charge-off data to predict the charge-offs likely to be generated in the future by the existing finance receivable portfolio. The model takes into consideration overall loss levels, as well as losses by originating office and by type, and develops historical loss factors which are applied to the current portfolio. In addition, changes in dealer and bulk purchase reserves are reviewed for each individual dealer and bulk purchase, and additional reserves are established for any dealer or bulk purchase if coverage is deemed to have declined below adequate levels. Our charge-off policy is based on an account by account review of delinquent receivables. Losses on finance receivables secured by automobiles are recognized at the time the collateral is repossessed. Other finance receivables are charged off when they become contractually past due 180 days, unless extenuating circumstances exist leading management to believe such finance receivables will be collectible. Finance receivables may be charged off prior to the normal charge-off period if management deems them to be uncollectible.

Under our dealer reserve arrangements, when a dealer assigns a used automobile sales contract to us, we withhold a certain percentage of the principal amount of the contract, usually between five and ten percent. The amounts withheld from a particular dealer are recorded in a specific reserve account. Any losses incurred on used automobile sales contracts purchased from that dealer are charged against its specific reserve account. If at any time the balance of a dealer’s specific reserve account exceeds the amount derived by applying the withheld percentage to the total amount of principal and interest due under all outstanding used automobile sales contracts purchased from the dealer, the dealer is entitled to receive distributions from the specific reserve account in an amount equal to the excess. If we continue to purchase used automobile sales contracts from a dealer, distributions of excess dealer reserves generally are paid quarterly. If we do not continue to purchase used automobile sales contracts from a dealer, distributions of excess dealer reserves are not paid out until all used automobile sales contracts originated by that dealer have been paid in full. The aggregate balance of all specific reserve accounts, including unpaid excess dealer reserves, are reflected in the balance sheet as a reduction of finance receivables. Our allowance for credit losses is charged only to the extent that the loss on a used automobile sales contract exceeds the originating dealer’s specific reserve account at the time of the loss.

We periodically purchase used automobile sales contracts in bulk. In a bulk purchase arrangement, we typically purchase a portfolio of used automobile sales contracts from a dealer at a discount to par upon our management’s review and assessment of the portfolio. This discount is maintained in a separate account against which losses on the bulk portfolio purchased are charged. To the extent losses experienced are less than the discount, the remaining discount is accreted into income.

The following table sets forth our allowance for credit losses and credit loss experience at or over the periods presented.

	2002	2001	2000

Net finance receivables (1)	$200,475,472	$190,105,324	$185,638,256
Allowance for credit losses	13,963,909	12,012,169	11,630,555
Allowance for credit losses as a percentage of net finance receivables (1)	6.97%	6.32%	6.27%
Dealer reserves and discounts on bulk purchases	1,710,542	2,036,818	2,406,165
Dealer reserves and discounts on bulk purchases as percentage of Net Automobile Sales Contracts at period end	9.03%	10.58%	10.89%
Allowance for credit losses and dealer reserves and discount on bulk purchases	15,674,451	14,048,987	14,036,720
Allowance for credit losses and dealer reserves as a percentage of finance receivables	7.82%	7.39%	7.56%
Provision for credit losses	21,285,161	16,583,919	14,657,930
Charge-offs (net of recoveries)	19,333,421	16,202,305	14,526,731
Charge-offs (net of recoveries) as a percentage of average net finance receivables (2)	9.64%	8.32%	7.83%

   (1)    Net finance receivable balances are presented net of unearned finance charges, net of unearned insurance premiums, dealer holdbacks and bulk purchase discounts, deferred loan costs, and exclude commercial finance receivables.

   (2)    Average net receivables computed using month end balances

The following table sets forth certain information concerning our finance contracts at the end of the periods indicated:

	2002	2001	2000

Direct Finance Receivables Contractually past due 90 days or more	$8,279,602	$7,373,910	$6,478,101
Direct Finance Receivables outstanding	173,357,576	148,214,621	134,016,945
Direct Finance Receivables Contractually past due 90 days or more as a percentage of Direct Finance receivables	4.78%	4.98%	4.83%

Real Estate Secured Receivables Contractually past due 90 days or more	912,571	1,632,483	1,601,906
Real Estate Secured Receivables outstanding	12,607,572	15,732,857	18,873,231
Real Estate Secured Receivables Contractually past due 90 days or more as a percentage of Real Estate Secured receivables	7.24%	10.38%	8.49%

Vehicle Secured Receivables Contractually past due 60 days or more	737,068	1,090,032	1,534,520
Vehicle Secured Receivables outstanding	18,947,831	17,782,135	25,392,262
Vehicle Secured Receivables Contractually past due 60 days or more as a percentage of Vehicle Secured receivables	3.89%	6.13%	6.04%

Premium finance contracts contractually past due 60 days or more	294,959	679,091	917,508
Premium finance contracts outstanding	3,900,293	8,375,711	7,355,818
Premium finance contracts contractually past due 60 days or more as a percentage of premium finance contracts	7.56%	8.11%	12.47%

Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash flow from operations, borrowings under our credit facility with FINOVA Capital Corporation (“FINOVA”) and the sale to public investors of our subordinated notes.

As of December 31, 2002, our credit facility with FINOVA included a term loan and a revolving credit line used to finance receivables. Advances under the term loan accrued interest at the prime rate plus 2%, or 6.25% as of December 31, 2002. We had $6.6 million outstanding under the term loan as of December 31, 2002. Advances under the revolving credit line accrued interest at prime rate plus 1%, or 5.25% as of December 31, 2002. We had $116.6 million outstanding under the revolving credit line as of December 31, 2002.

On February 24, 2003, we amended our credit facility with FINOVA. In connection with the amendment, we repaid the $6.6 million outstanding under the term loan. Our credit facility now consists of a revolving credit line with advances accruing interest at the prime rate plus 1%, or 5.25% at February 28, 2003. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as FINOVA may select. The interest rates are adjusted monthly to reflect fluctuations in this designated prime rate. Accrued interest on borrowings is payable monthly. Principal is due in full on the maturity date and can be prepaid without penalty. Maximum borrowings under the credit facility as of February 28, 2003 are limited to the lesser of $135 million, or 85% of eligible consumer finance receivables as defined by the agreement. Our maximum borrowing amount decreases on a quarterly basis and will decrease $13.5 million during the remainder of 2003, $18 million in 2004, $18 million in 2005 and $9 million in 2006. The credit facility matures in 2006 and requires us to comply with restrictive covenants, including financial condition covenants. As of December 31, 2002 and February 24, 2003, we met all such requirements.

Substantially all of our and our subsidiaries’ assets secure the credit facility. James D. Thaxton also guarantees our repayment obligations under the credit facility.

As of February 28, 2003, we had borrowed $113.3 under the credit facility and an additional $21.7 million was available under the terms of the credit facility to borrow against existing collateral.

We also fund our liquidity needs through the sale of subordinated notes. In February 1998, we began offering subordinated notes in several states by registering $50 million of subordinated notes with the Securities and Exchange Commission (“SEC”). In May 2001, we registered an additional $75 million offering of subordinated notes with the SEC. In December 2002, we registered an additional $125 million offering of subordinated notes. The notes are sold primarily to individual investors. The maturity terms range from daily

(demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York, as trustee, in February 1998. The terms of the indenture do not require us to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of February 28, 2003, we had $105.5 million of these registered subordinated notes outstanding and $2.8 million notes registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with FINOVA. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate credit facility, and to diversify our sources of borrowed funds.

We plan to continue to reduce borrowings under our credit facility and replace those borrowings with an increasing principal amount of subordinated notes. Although the maximum amount we can borrow under our credit facility will be decreasing, we anticipate that our cash flow from operations, available borrowings under our credit facility and the proceeds from the sale of subordinated notes will be adequate to meet the cash requirements necessary to fund our operating, investing and financing activities. We estimate that the amount required to fund these activities will be approximately $35 million during the fiscal year ending December 31, 2003.

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

Recent Accounting Pronouncements

Impact of Recently Adopted Accounting standards – Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. In connection with adoption of SFAS 142, the Company is required to perform an initial assessment of whether there is an indication that goodwill is impaired. During the second quarter of 2002, the Company completed its initial analysis of potential impairment under the provisions of SFAS No. 142, and determined based on that analysis that goodwill was not impaired. The Company also completed its annual impairment test at December 31, 2002 and determined based on that analysis that goodwill was not impaired. Goodwill will be tested for impairment annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, was issued in August 2001 and supersedes SFAS No. 121. SFAS No. 144 establishes standards for the financial accounting and reporting requirements for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 were adopted effective January 1, 2002. The adoption of the provisions of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, was issued in April 2002. The adoption of the provisions of this statement did not have a significant effect on financial position or results of operation of the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the financial statements of the Company.

SFAS No. 147, “Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, was issued in October 2002 and provides guidance on the application of the purchase method to acquisitions of financial institutions. This statement is effective for acquisitions on or after October 1, 2002 and is not expected to have a material impact on the financial statements of the Company.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No.

123”, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 and is not expected to have a material impact on the financial statements of the Company.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the finance company industry. The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1 to the consolidated financial statements.

Certain critical accounting policies require our management to make estimates and assumptions, which affect the reported amounts of assets, liabilities, income and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position and results of operations. We consider our policies regarding the allowance and resulting provision for loan losses to be our most critical accounting policy due to the significant degree of management judgment that is applied in establishing the allowance and the provision. We have developed policies and procedures for assessing the adequacy of the allowance for loan losses, which take into consideration various assumptions and estimates with respect to the loan portfolio. The assumptions and estimates used by management may be significantly affected in the future by changes in economic conditions, among other factors.

ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our outstanding debt under the Revolving Credit Facility and Term Loan was $123.2 million at December 31, 2002. Interest on borrowings under these facilities is based on the prime rate. Based on the outstanding balance at December 31, 2002, a change of 1% in the prime interest rate would cause a change in interest expense of approximately $1,232,000 on an annual basis.

Our outstanding receivables are not affected by external interest rate changes because we usually charges rates typically fixed at the maximum rate allowable by law or, in states where there are no legal maximum rates, at competitive rates commensurate with the increased default risk and the higher cost of servicing and administering a portfolio of loans to credit impaired borrowers. This causes the interest rate risk on our outstanding receivables to be minimal.

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

Additionally, changes in the maximum interest rate allowable by law would affect our profitability. A decrease in the maximum rate would cause the interest rates we are able to charge to be commensurately decreased and, as a result, our interest rate margin would be reduced. A legally imposed maximum interest rate adopted by a state where we operate that previously did not have a limit could also impair our profitability because our interest rates may be reduced to fall within the legal limit.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE THAXTON GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

(WITH INDEPENDENT AUDITORS’ REPORT THEREON)

Independent Auditors’ Report

The Board of Directors
The Thaxton Group, Inc.

We have audited the accompanying consolidated balance sheets of The Thaxton Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Thaxton Group, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina
March 10, 2003

THE THAXTON GROUP, INC.
Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets

Cash	$4,593,419	$4,096,359
Finance receivables, net	188,317,826	182,684,368
Premises and equipment, net	5,169,163	4,246,816
Accounts receivable	1,494,919	1,813,743
Accounts receivable from related parties	84,590	113,185
Repossessed automobiles and properties	687,840	952,153
Deposit	7,919,667	6,710,692
Goodwill and other intangible assets	31,558,407	32,044,802
Deferred tax asset	3,392,000	2,752,000
Other assets	6,801,891	7,146,187

Total assets	$250,019,722	$242,560,305

Liabilities and Stockholders’ Equity

Liabilities
Accrued interest payable	$2,355,805	$2,194,814
Notes payable	225,676,293	225,033,166
Accounts payable	2,377,349	3,631,558
Accounts payable to related parties	2,102,146	254,043
Employee savings plan	1,456,689	1,083,594
Accrued salaries and bonuses	1,946,970	1,106,324
Other liabilities	3,225,863	2,972,270

Total liabilities	239,141,115	236,275,769

Stockholders’ Equity

Preferred Stock $.01 par value:
Series A: 1,400,000 shares authorized; issued and outstanding 10,440 shares in 2002 and 2001;
Liquidation value $104,400 in 2002	104	104
Series C: 50,000 shares authorized issued and outstanding in 2002 and 2001; liquidation value $500,000 in 2002 and 2001	500	500
Series E: 800,000 shares authorized, issued and outstanding in 2002 and 2001; liquidation value $8,000,000 in 2002 and 2001	8,000	8,000
Series F: 100,000 shares authorized; issued and outstanding 20,000 Shares in 2002 and 2001; liquidation value $200,000 in 2002 and 2001	200	200

Common stock, $.01 par value, 50,000,000 shares authorized; issued and outstanding 6,868,940 shares in 2002; and 6,849,355 shares in 2001	68,689	68,493
Additional paid-in-capital	8,850,169	8,831,599
Retained Earnings (Accumulated deficit)	1,950,945	(2,624,360)

Total stockholders’ equity	10,878,607	6,284,536

Total liabilities and stockholders’ equity	$250,019,722	$242,560,305

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.
Consolidated Statements of Income
Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Interest and fee income	$80,939,034	$76,137,625	$66,662,413
Interest expense	15,210,755	19,069,792	21,024,576

Net interest income	65,728,279	57,067,833	45,637,837
Provision for credit losses	21,285,161	16,583,919	14,657,930

Net interest income after provision for credit losses	44,443,118	40,483,914	30,979,907
Other income:

Insurance premiums and commissions, net	19,396,151	18,553,690	17,763,558
Other income	2,849,553	3,828,813	3,191,028

Total other income	22,245,704	22,382,503	20,954,586

Operating expenses:
Compensation and employee benefits	31,762,900	29,917,431	28,391,768
Telephone, computers	2,514,281	2,414,989	2,134,435
Net occupancy	6,681,813	6,560,051	5,615,002
Reinsurance claims expense	4,475,254	4,569,834	2,962,259
Advertising	2,448,555	2,700,041	2,494,271
Collection expense	639,634	639,153	245,644
Travel	1,382,624	1,228,631	1,201,653
Professional fees	918,271	954,730	814,376
Office expense	2,581,709	2,583,984	2,553,694
Amortization expense	631,392	2,435,724	2,173,879
Other	4,388,241	3,732,226	3,194,152

Total operating expenses	58,424,674	57,736,794	51,781,133

Income from continuing operations before income tax expense	8,264,148	5,129,623	153,360
Income tax expense	3,130,000	2,095,000	550,000

Net income (loss) from continuing operations	5,134,148	3,034,623	(396,640)
Discontinued operations (Note 13)
Loss from operations of discontinued Paragon division (less benefit from income taxes of $1,226,000 in 2000)	—	—	(3,040,226)
Loss from operations of discontinued non-standard division (less benefit from income taxes of $193,000 in 2000)	—	—	(374,683)

Net income (loss)	5,134,148	3,034,623	(3,811,549)

Dividends on preferred stock	558,843	729,497	723,886

Net income (loss) applicable to common shareholders	$4,575,305	$2,305,126	$(4,535,435)

Net income (loss) per common share—basic and diluted	0.67	0.34	(0.65)
From continuing operations	0.67	0.34	(0.16)
From discontinued operations	—	—	(0.49)

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2002, 2001, and 2000

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 1999	$69,753	$10,104	$10,116,774	$(394,052)	$9,802,579

Purchase and retirement of 974 shares of common stock	(10)	—	(7,725)	—	(7,735)
Repurchase of 1,500 shares of Series A preferred stock	—	(1,500)	(1,498,500)	—	(1,500,000)
Dividends paid on preferred stock	—	—	—	(723,885)	(723,885)
Net loss	—	—	—	(3,811,549)	(3,811,549)

Balance at December 31, 2000	69,743	8,604	8,610,549	(4,929,486)	3,759,410

Cancelled 135,000 shares of common stock	(1,350)	—	1,350	—	—
Issued 20,000 shares of Series F preferred stock	—	200	199,800	—	200,000
Issued 10,000 shares of common stock for compensation	100	—	19,900	—	20,000
Dividends paid on preferred stock	—	—	—	(729,497)	(729,497)
Net Income	—	—	—	3,034,623	3,034,623

Balance at December 31, 2001	68,493	8,804	8,831,599	(2,624,360)	6,284,536

Issued 22,500 shares of common stock for compensation	225	—	44,775	—	45,000
Purchase and retirement of 2,915 shares of common stock	(29)	—	(26,205)	—	(26,234)
Dividends paid on preferred stock	—	—	—	(558,843)	(558,843)
Net Income	—	—	—	5,134,148	5,134,148

Balance at December 31, 2002	$68,689	$8,804	$8,850,169	$1,950,945	$10,878,607

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$5,134,148	$3,034,623	$(3,811,549)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	21,285,161	16,583,919	14,657,930
Depreciation and amortization	2,432,973	4,065,895	5,308,745
Deferred taxes	(640,000)	645,000	(310,000)
Decrease (increase) in accounts receivable	611,732	(329,951)	(840,916)
Stock issued for compensation	45,000	20,000	—
(Increase) in other assets	344,295	(333,899)	(4,526,138)
Increase (decrease) in accrued interest payable and other liabilities	374,117	(396,578)	5,320,368

Net cash provided by operating activities	29,587,426	23,269,009	15,798,440

Cash flows from investing activities:
Net increase in finance receivables	(26,918,619)	(14,194,855)	(18,071,663)
Capital expenditures for premises and equipment	(2,723,928)	(793,091)	(2,375,869)
Proceeds from sale of Thaxton RBE	—	—	75,000
Cash paid for deposit with Voyager	(1,208,975)	(480,692)	(6,230,000)
Acquisitions, net of acquired cash equivalents	(144,997)	(104,820)	(11,963,358)

Net cash used by investing activities	(30,996,519)	(15,573,458)	(38,565,890)

Cash flows from financing activities:
Notes payable to affiliates	1,848,103	—	(491,072)
Repurchase of common stock	(26,234)	—	(7,735)
Dividends paid	(558,843)	(729,497)	(723,886)
Net increase (decrease) in notes payable	643,127	(7,572,248)	25,936,592
Proceeds from sale of Thaxton RBE stock by Thaxton RBE	—	—	2,000,000
Issuance (repurchase) of preferred stock	—	200,000	(1,500,000)

Net cash provided by (used in) financing activities	1,906,153	(8,081,745)	25,213,899

Net increase (decrease) in cash	497,060	(386,194)	2,446,449
Cash at beginning of period	4,096,359	4,482,553	2,036,104

Cash at end of period	$4,593,419	$4,096,359	$4,482,553

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	15,049,764	19,502,965	20,507,875
Income taxes	3,747,589	976,155	924,404

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000

(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Thaxton Group, Inc. (the “Company”) is incorporated under the laws of the state of South Carolina. The Company operates consumer finance branches in 11 states, primarily under the names of TICO Credit, Southern Finance, and Covington Credit. The Company also operates insurance agency branches in South and North Carolina. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. Substantially all of the Company’s premium finance business has been derived from customers of Thaxton RBE (“RBE”), a related party. The Company provides reinsurance through wholly owned subsidiaries, TICO Reinsurance, Ltd. (“TRL”), Fitch National Reinsurance, Ltd., and Soco Reinsurance, Inc. Through a wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Interest and Fee Income: Interest income from finance receivables is recognized using the interest (actuarial) method on an accrual basis. Accrual of income on finance receivables continues until the receivable is either paid off in full, is charged-off or is classified as nonperforming by management. Fee income consists primarily of late fees which are credited to income when they become due from borrowers. Net deferred loan costs are amortized as an adjustment to yield over the life of the loan.

Allowance for Credit Losses: Additions to the allowance for credit losses are based on management’s evaluation of the finance receivables portfolio considering current economic conditions, overall portfolio quality, charge-off experience, and such other factors which, in management’s judgment, deserve recognition in estimating credit losses. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible or six months has elapsed since the date of the last payment, whichever occurs first. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

Non-file Insurance: Non-file insurance is written in lieu of recording and perfecting the Company’s security interest in the assets pledged to secure certain loans. Non-file insurance premiums are collected from the borrower on certain loans at inception and renewal and are remitted directly to an unaffiliated insurance company. Certain losses related to such loans, which are not recoverable through life, accident and health, or property insurance claims, are reimbursed through non-file insurance claims subject to policy limitations. Any remaining losses are charged to the allowance for credit losses.

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

Insurance: The Company remits a portion of credit life, accident and health, property and auto insurance premiums written in connection with certain loans to an unaffiliated insurance company at the time of origination. Any portion of the premiums remitted to this insurance company which are not required to cover their administrative fees or to pay reinsurance claims expense are returned to the Company through its reinsurance subsidiaries, and are included in insurance premiums and commissions in the accompanying consolidated statements of income. Unearned insurance premiums are accreted to income over the life of the related insurance contracts using a method similar to that used for the recognition of finance charges. Insurance commissions earned by Thaxton Insurance are recognized as services are performed in accordance with Thaxton Insurance’s contractual obligations with the underwriters, but not before protection is placed with insurers.

Employee Savings Plan: The Company offers a payroll deduction savings plan to all its employees. The Company pays interest monthly at an annual rate of 10% compounded daily. Employees may withdraw savings on demand, subject to a subordination agreement with the Company’s primary lender.

Income Taxes: Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“Statement 109”), requires the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share: The Company adopted the provisions of SFAS 128, “Earning per Share” (“EPS”) in 1997. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents calculated based upon the average market price. Common stock equivalents consist of preferred stock that is convertible to common stock.

Intangible Assets: Intangible assets include goodwill, expiration lists, and covenants not to compete related to acquisitions made by the Company. Goodwill represents the excess of the cost over the fair value of net assets acquired at the date of acquisition. Goodwill is not amortized and is tested for impairment on an annual basis in accordance with SFAS 142. The expiration lists are amortized over their estimated useful lives on a straight-line basis. Covenants not to compete are amortized according to the purchase contract on a straight-line basis. Recoverability of recorded intangibles is periodically evaluated by using undiscounted cash flows.

Fair Value of Financial Instruments: Substantially all financial assets of the Company are short term in nature. As such, the carrying values of these financial assets approximate their fair value. The Senior Notes payable of the Company are variable in rate, therefore fair value approximates carrying value. The Company’s subordinated notes payable are payable at fixed rates, with terms up to sixty months in maturity. In evaluating the fair value of the subordinated notes it was determined that the fair value approximated the carrying value, due to the majority of these notes being short term in nature.

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

Deposit: The Company maintains a deposit with an AM Best rated “A” insurance carrier to serve as security for insurance reserves of its wholly owned credit insurance re-insurance subsidiaries. The deposit earns interest at the rate of 100 basis points above the 12-month Treasury Bill rate. The rate is fixed for 12 months, adjusted annually on November 1st. The current rate is 2.52%.

Loans/Impairment: Finance receivables are collateralized by personal property. Finance receivables are classified as nonaccrual, and the accrual of interest is discontinued, when the contractual payment of principal and interest has become 180 days past due or when, in management’s judgment, principal or interest is not collectible in accordance with the terms of the obligation. Typically loans are charged off when they become 180 days past due. Cash receipts on non-accrual loans are applied to principal. Interest recognition resumes when the loan returns to performing status. The Company evaluates impairment of finance receivables on a collective basis by pools of homogenous loans.

Reclassifications: Certain amounts in the 2000 and 2001 financial statements have been reclassified in order to conform to the 2002 presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. In connection with adoption of SFAS 142, the Company is required to perform an initial assessment of whether there is an indication that goodwill is impaired. During the second quarter of 2002, the Company completed its initial analysis of potential impairment under the provisions of SFAS No. 142, and determined based on that analysis that goodwill was not impaired. The Company also completed its annual impairment test at December 31, 2002 and determined based on that analysis that goodwill was not impaired. Goodwill will be tested for impairment annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, was issued in August 2001 and supersedes SFAS No. 121. SFAS No. 144 establishes standards for the financial accounting and reporting requirements for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 were adopted effective January 1, 2002. The adoption of the provisions of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, was issued in April 2002. The adoption of the provisions of this statement did not have a significant effect on financial position or results of operation of the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the financial statements of the Company.

SFAS No. 147, “Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, was issued in October 2002 and provides guidance on the application of the purchase method to acquisitions of financial institutions. This statement is effective for acquisitions on or after October 1, 2002 and is not expected to have a material impact on the financial statements of the Company.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123”, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 and is not expected to have a material impact on the financial statements of the Company.

(2)       Business Combinations

On August 18, 2000, the Company acquired all of the stock of Quick Credit Corporation, a consumer finance company with 25 branch offices located in South Carolina. The purchase price was $12.75 million in cash. This acquisition was accounted for as a purchase and resulted in goodwill of approximately $3.8 million.

(3)       Finance Receivables

Finance receivables consist of the following at December 31, 2002 and 2001:

	2002	2001

Automobile sales contracts	$23,436,046	$23,121,113
Direct loans	208,353,717	189,163,818
Mortgage loans	13,519,222	16,468,209
Premium finance contracts	4,025,950	8,618,497
Commercial loans	1,806,263	3,161,875

Total finance receivables	251,141,198	240,533,512

Unearned interest	(39,906,714)	(36,703,784)
Unearned insurance premiums, net	(1,535,772)	(1,798,520)
Insurance loss reserve	(8,109,076)	(7,592,829)
Dealer holdback and bulk purchase discount	(1,710,542)	(2,036,818)
Allowance for credit losses	(13,963,909)	(12,012,169)
Deferred loan cost, net	2,402,641	2,294,976

Finance receivables, net	$188,317,826	$182,684,368

Consumer loans include bulk purchases of receivables, auto dealer receivables under holdback arrangements, and small consumer loan receivables. With bulk purchase arrangements, the Company typically purchases a group of receivables from an auto dealer or other retailer at a discount to par based on management’s review and assessment of the portfolio to be purchased. This discount amount is then maintained in an unearned income account to which losses on these loans are charged. To the extent that losses from a bulk purchase exceed the purchase discount, the allowance for credit losses will be charged. To the extent losses experienced are less than the purchase discount, the remaining discount is accreted into income. With holdback arrangements, an automobile dealer or other retailer will assign receivables to us on a loan-by-loan basis, typically at par. We will withhold a certain percentage of the proceeds, generally 5% to 10%, as a dealer reserve to be used to cover any losses which occur on these loans. The agreements are structured such that all or a portion of these holdback amounts can be reclaimed by the dealer based on the performance of the receivables. To the extent that losses from these holdback receivables exceed the total remaining holdback amount for a particular dealer, the allowance for credit losses will be charged. The amount of bulk purchase and holdback receivables, net of unearned interest and insurance, and the related holdback and discount amount outstanding were approximately $11,258,000 and $569,000, respectively, at December 31, 2002, and $11,450,000 and $429,000, respectively, at December 31, 2001.

At December 31, 2002, there were no significant concentrations of receivables in any type of property or to any one borrower. These receivables are pledged as collateral for a line of credit agreement (see Note 7).

Changes in the allowance for credit losses for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Beginning balance	$12,012,169	$11,630,555	$10,661,339
Valuation allowance for acquired loans	—	—	838,017
Provision for credit losses	21,285,161	16,583,919	14,657,930

Charge-offs	(21,140,964)	(18,024,265)	(16,052,319)
Recoveries	1,807,543	1,821,960	1,525,588

Net charge-offs	(19,333,421)	(16,202,305)	(14,526,731)

Ending balance	$13,963,909	$12,012,169	$11,630,555

Our loan portfolio primarily consists of short term fixed rate loans, the majority of which are originated or renewed during the current year. Accordingly, we estimate that fair value of the finance receivables is not materially different from carrying value.

(4)       Premises and Equipment

A summary of premises and equipment at December 31, 2002 and 2001 follows:

	2002	2001

Leasehold improvements	$2,355,898	$2,289,105
Furniture and fixtures	3,012,696	3,054,216
Equipment and automobiles	8,072,224	7,680,873

Total cost	13,440,818	13,024,194
Accumulated depreciation	8,271,655	8,777,378

Net premises and equipment	$5,169,163	$4,246,816

Depreciation expense was approximately $1,802,000 in 2002, and $1,630,000 and $1,538,000 in 2001 and 2000, respectively.

(5)       Intangible Assets

Intangible assets consist of the following at December 31, 2002 and 2001 the weighted average amortization period is listed in parenthesis for those intangibles that are amortized:

	2002	2001

Goodwill (not amortized)	34,582,895	34,582,895
Insurance expirations (6.3 years)	2,034,906	1,890,301

Total cost	36,617,801	36,473,196

Less accumulated amortization	5,059,394	4,428,394

Intangible assets, net	$31,558,407	$32,044,802

The Company acquired the majority of the goodwill in connection with our acquisition of FirstPlus Consumer Finance in 1999. Amortization expense was approximately $631,000 in 2002, and $2,436,000 and $2,174,000 in 2001 and 2000, respectively.

Estimated amortization expense for the next five succeeding fiscal years ending December 31, are as follows:

2003	$491,000
2004	$191,000
2005	$150,000
2006	$128,000
2007	$128,000

The table below summarizes the effect of not amortizing goodwill in accordance with SFAS 142 on prior periods net income:

	2002	2001	2000

Net income (loss) before extraordinary items	$5,134,148	$3,034,623	$(396,640)
Goodwill amortization adjustment (net of income tax)	—	1,171,500	942,480

Adjusted net income	5,134,148	4,206,123	545,840
Less: Dividends on preferred stock	558,843	729,497	723,886

Adjusted net income applicable to common shareholders	$4,575,305	$3,476,626	$(178,046)

Average common shares outstanding	6,866,557	6,875,893	6,974,508

Adjusted net income per common share	$0.67	$0.51	$(0.03)

(6)       Leases

The Company conducts all of its operations from leased facilities. It is expected that in the normal course of business, leases that expire will be renewed at our option or replaced by other leases or acquisitions of other properties. Total rental expense was approximately $3,520,000 in 2002, $3,411,000 in 2001, and $3,100,000 in 2000. The future minimum lease payments under noncancelable operating leases as of December 31, 2002, are as follows:

2003	$2,868,045
2004	2,070,828
2005	1,331,168
2006	680,117
2007	413,797
Thereafter	1,146,963

Total minimum lease payments	$8,510,918

Related parties own eight of the office buildings in which the Company conducts business. These premises are leased to the Company for a total monthly rental of approximately $5,343.

(7)       Notes Payable and Notes Payable to Affiliates

At December 31, 2002 and 2001, notes payable consist of the following:

	2002	2001

Senior Notes Payable/Lines of Credit with FINOVA	$123,219,272	$151,234,760
Subordinated Notes payable to individuals with varying maturity dates and rates ranging from 5 ¼% to 12%	100,125,379	71,542,844
Other subordinated notes payable to companies with varying maturity dates and rates ranging from 4¼% to 10%	2,331,642	2,255,562

Total notes payable	$225,676,293	$225,033,166

A schedule of maturities of long-term debt is as follows:

Year Ending December 31,	Amount

2003	$87,378,806
2004	21,009,581
2005	23,640,835
2006	92,374,730
2007	1,211,546
Thereafter	60,795

Total	$225,676,293

We finance our operations through cash flow from operations, borrowings under our credit facility with FINOVA Capital Corporation (“FINOVA”) and the sale to public investors of our subordinated notes.

As of December 31, 2002, our credit facility with FINOVA included a term loan and a revolving credit line used to finance receivables. Advances under the term loan accrued interest at the prime rate plus 2%, or 6.25% as of December 31, 2002. We had $6.6 million outstanding under the term loan as of December 31, 2002. Advances under the revolving credit line accrued interest at prime rate plus 1%, or 5.25% as of December 31, 2002. We had $116.6 million outstanding under the revolving credit line as of December 31, 2002.

On February 24, 2003, we amended our credit facility with FINOVA. In connection with the amendment, we repaid the $6.6 million outstanding under the term loan. Our credit facility now consists of a revolving credit line with advances accruing interest at the prime rate plus 1%, or 5.25% at February 28, 2003. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as FINOVA may select. The interest rates are adjusted monthly to reflect fluctuations in this designated prime rate. Accrued interest on borrowings is payable monthly. Principal is due in full on the maturity date and can be prepaid without penalty. Maximum borrowings under the credit facility as of February 28, 2003 are limited to the lesser of $135 million, or 85% of eligible consumer finance receivables as defined by the agreement. Our maximum borrowing amount decreases on a quarterly basis and will decrease $13.5 million during the remainder of 2003, $18 million in 2004, $18 million in 2005 and $9 million in 2006. The credit facility matures in 2006 and requires us to comply with restrictive covenants, including financial condition covenants such as a minimums for net income, net worth, and net cash flows, as well as a leverage ratio limit. As of December 31, 2002 and February 24, 2003, we met all such requirements.

Substantially all of our and our subsidiaries’ assets secure the credit facility. James D. Thaxton also guarantees our repayment obligations under the credit facility.

As of February 28, 2003, we had borrowed $113.3 under the credit facility and an additional $21.7 million was available under the terms of the credit facility to borrow against existing collateral.

We also fund our liquidity needs through the sale of subordinated notes. In February 1998, we began offering subordinated notes in several states by registering $50 million of subordinated notes with the Securities and Exchange Commission (“SEC”). In May 2001, we registered an additional $75 million offering of subordinated notes with the SEC. In December 2002, we registered an additional $125 million offering of subordinated notes. The notes are sold primarily to individual investors. The maturity terms range from daily (demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 5.25% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York, as trustee, in February 1998. The terms of the indenture do not require us to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of February 28, 2003, we had $105.5 million of these registered subordinated notes outstanding and $2.8 million notes registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with FINOVA. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate credit facility, and to diversify our sources of borrowed funds.

(8)       Benefits

An ongoing benefit to the employees is the Employee Savings Plan. This plan allows employees to contribute and earn a rate of 10%, the balances as of 2002 and 2001, were approximately $1,457,000 and $1,084,000, respectively.

(9)       Income Taxes

Income tax expense attributable to continuing operations consists of the following:

		Current	Deferred	Total

2002	Federal	$3,230,000	$(640,000)	$2,590,000
	State	540,000	—	540,000

		$3,770,000	$(640,000)	$3,130,000

2001	Federal	$1,390,000	$645,000	$2,035,000
	State	60,000	—	60,000

		$1,450,000	$645,000	$2,095,000

2000	Federal	$640,000	$(310,000)	$330,000
	State	220,000	—	220,000

		$860,000	$(310,000)	$550,000

A reconciliation of the Company’s income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows:

	2002	2001	2000

Statutory rate applied to income before income tax expense	$2,810,000	$1,750,000	$52,000

Increase (decrease) in income taxes resulting from:
Goodwill amortization	—	310,000	468,000
State taxes, less related federal benefit	360,000	71,000	7,000
Valuation allowance adjustment	—	(69,000)	(17,000)
Other	(40,000)	33,000	40,000

Income taxes	$3,130,000	$2,095,000	$550,000

The effective tax rate attributable to continuing operations was 38%, 41%, and 358%, for the years ended December 31, 2002, 2001 and 2000, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002, 2001, and 2000 are presented below:

	2002	2001	2000

Deferred tax assets:
Loan loss reserves	$5,446,000	$3,620,000	$3,968,000
Federal net operating loss carryforwards	—	—	969,000
State net operating loss carryforwards	—	—	69,000
Other	—	155,000	405,000

Total gross deferred tax asset	5,446,000	3,775,000	5,411,000
Less valuation allowance	—	—	69,000

Net deferred tax assets	5,446,000	3,775,000	5,432,000

Deferred tax liabilities:
Prepaid insurance	—	—	(67,000)
Depreciable basis of fixed assets	(303,000)	(245,000)	(147,000)
Deferred loan costs	(1,131,000)	(566,000)	(666,000)
Intangible assets	(487,000)	(172,000)	(226,000)
Other	(133,000)	(40,000)	(45,000)

Total gross deferred tax liability	(2,054,000)	(1,023,000)	(1,151,000)

Net deferred tax asset	$3,392,000	$2,752,000	$4,191,000

It is management’s opinion that realization of the net deferred tax asset, net of valuation allowance, is more likely than not based upon the Company’s history of taxable income and estimates of future taxable income. The company’s income tax returns for 1997 and subsequent years are subject to review by taxing authorities.

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

In December 1998, the Company, through a private placement, issued 800,000 shares of Cumulative Series E preferred stock for $10 per share. On February 24, 2003, Thaxton Life Partners purchased 800,000 shares of Thaxton Group Series E preferred stock, from FINOVA for $4 million cash. According to the agreement dividends may not exceed 8% as long as The Thaxton Group maintains a loan balance with FINOVA.

In March 2001, the Company, through a private placement, issued 20,000 shares of Cumulative Series F preferred stock for $10 per share, to C.L. Thaxton, a director of the Company. The stock pays a dividend rate of 10% and is redeemable by the Company at any time at a price of $10 per share.

(11)     Earnings Per Share Information

The following is a summary of the earnings per share calculation for the years ended December 31, 2002, 2001, and 2000:

BASIC & DILUTED	2002	2001	2000

Net income (loss) from continuing operations	$5,134,148	$3,034,623	$(396,640)
Less: Dividends on preferred stock	558,843	729,497	723,886

Net income (loss) applicable to common shareholders (numerator)	4,575,305	2,305,126	(1,120,526)

Average common shares outstanding (denominator)	6,866,557	6,875,893	6,974,508

Income (loss) per share from continuing operations – basic and diluted	$0.67	$0.34	$(0.16)

The earnings per share calculation does not include 10,440 shares of Preferred Series A and 50,000 shares of Preferred Series C stock, which are convertible to common shares, because the effect is anti-dilutive.

(12)     Business Segments

For the year ended December 31, 2000 the Company previously reported its results of operations in four primary segments; consumer finance, mortgage banking, insurance agency, and insurance non-standard risk bearing. Due to the discontinuation of the mortgage bank and non-standard risk bearing insurance businesses we now have two primary segments. The consumer finance segment provides financing to consumers with limited credit histories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company’s mortgage banking operations were conducted through Paragon, a wholly-owned subsidiary acquired in November 1998. Paragon originated, closed, and funded predominantly B and C credit quality mortgage loans, which were warehoused until they could be packaged and sold to long term investors. Paragon received fee income from originating mortgages and the loans were generally sold at a premium to the permanent investor. This business has been discontinued. The Company’s insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance company for which business is placed. Insurance non-standard risk bearing consisted of selling non-standard automobile insurance, through agencies, where the Company retained a portion of the insurance risk. This business has also been discontinued.

The following tables summarize certain financial information concerning the Company’s reportable operating segments for the years ended December 31, 2002, 2001, and 2000:

2002 Income Statement Data	Consumer Finance	Insurance	Other	Total

Total revenue	$98,360,774	$4,176,452	$647,512	$103,184,738
Net interest income	65,237,007	—	491,272	65,728,279
Provision for credit losses	20,988,326	152,820	144,015	21,285,161
Noninterest income	20,276,467	4,176,452	—	24,452,919
Insurance premiums and commissions, net	15,460,245	3,935,906	—	19,396,151
Noninterest expenses	53,911,091	4,163,069	350,514	58,424,674
Depreciation and amortization	2,151,616	260,778	20,579	2,432,973
Net income (loss)	5,529,167	(333,469)	(61,550)	5,134,148

Balance Sheet Data
Total assets	246,140,243	2,306,479	1,573,000	250,019,722
Loans, net	186,711,563	—	1,606,263	188,317,826
Allowance for credit losses	13,763,909	—	200,000	13,963,909
Intangibles	30,234,418	1,323,989	—	31,558,407

2001 Income Statement Data	Consumer Finance	Insurance	Other	Total

Total revenue	$93,669,290	$3,819,716	$1,031,122	$98,520,128
Net interest income	57,012,437	(668,380)	723,776	57,067,833
Provision for credit losses	16,428,712	25,777	129,430	16,583,919
Noninterest income	20,374,036	3,819,686	—	24,193,722
Insurance premiums and commissions, net	15,291,211	3,262,479	—	18,553,690
Noninterest expenses	53,309,207	3,933,597	493,990	57,736,794
Depreciation and amortization	3,724,681	323,770	17,444	4,065,895
Net income (loss)	3,501,713	(533,325)	66,235	3,034,623

Balance Sheet Data
Total assets	237,387,631	2,211,886	2,960,788	242,560,305
Loans, net	179,699,900	—	2,984,468	182,684,368
Allowance for credit losses	11,834,762	—	177,407	12,012,169
Intangibles	30,748,103	1,296,699	—	32,044,802

2000 Income Statement Data	Consumer Finance	Insurance	Other	Total Continuing Operations	Insurance RBE (Discontinued Operations)	Mortgage Banking (Discontinued Operations)	Total

Total revenue	$82,271,590	4,284,716	1,060,693	87,616,999	1,875,013	5,733,973	95,225,985
Net interest income	45,811,547	(841,657)	671,132	45,641,022	(91,038)	87,853	45,637,837
Provision for credit losses	14,517,240	—	140,690	14,657,930	3,265	1,278,938	15,940,133
Noninterest income	17,718,003	4,284,716	—	22,002,719	1,875,013	4,424,051	28,301,783
Insurance premiums and commissions, net	14,044,802	3,718,756	—	17,763,558	1,836,695	—	19,600,253
Noninterest expenses	46,444,164	4,885,507	451,462	51,781,133	2,478,255	8,778,129	63,037,517
Depreciation and amortization	3,331,621	360,225	19,619	3,711,465	148,726	1,448,554	5,308,745
Net income (loss)	(83,428)	(365,339)	52,127	(396,640)	(374,682)	(3,040,226)	(3,811,549)
Balance Sheet Data
Total assets	232,693,388	4,087,249	3,786,310	240,566,947	—	6,981,166	247,548,113
Loans, net	174,132,701	—	3,810,945	177,943,646	—	5,558,974	183,502,620
Allowance for credit losses	11,505,555	—	125,000	11,630,555	—	1,278,938	12,909,493
Intangibles	33,346,575	1,465,983	—	34,812,558	—	—	34,812,558

(13)     Discontinued Operations

At the end of 1998, and throughout 1999, the Company made a series of acquisitions of agencies in Arizona, New Mexico, Nevada, Colorado and North Carolina, as well as a general insurance agency in Virginia. At the same time, the Company entered into a contract with American Bankers Insurance Group, Inc. (“ABIG”), where the Company would sell ABIG non-standard insurance policies in these locations, but Thaxton Group would contractually retain the underwriting risk, and retain any profit or loss from operations. This business ultimately contained 30 non-standard automobile agency office locations, plus two insurance general agencies (located in Virginia and South Carolina).

On March 1, 2000, the Company transferred all of the assets and liabilities of these agency operations into a newly formed company named Thaxton RBE, Inc. (“Thaxton RBE”). The total amount of the assets transferred approximate $8 million, the majority of which were intangible. The purpose of the transfer was to raise additional capital for Thaxton RBE, as it operations were in their initial stages. As such, immediately subsequent to the formation and asset transfer, Thaxton Life Partners, Inc. invested $2,000,000 in the capital stock of RBE and obtained a 90% interest in that company as a result of the investment. Thaxton Life Partners, Inc., is a company owned by James D. Thaxton (Chairman and majority shareholder of Thaxton Group, Inc.); C. L. Thaxton, Sr. (Director of Thaxton Group, Inc.); and other Thaxton family members. As a result of those transactions, Thaxton Group, Inc. had a net receivable from Thaxton RBE in the amount of $5 million at March 31, 2000.

During the third quarter of 2000, Thaxton Group made the decision to discontinue operations and dispose of its interest and investment in Thaxton RBE as soon as suitable financing for Thaxton RBE could be obtained. On August 31, 2000, Thaxton Life Partners was able to arrange financing for Thaxton RBE independent of Thaxton Group, Inc., and Thaxton Life Partners purchased the remaining 10% interest in RBE from Thaxton Group. At the time of the sale, all amounts owed Thaxton Group were paid in full. Thaxton Group has recognized no gain or loss on the disposition of Thaxton RBE. The transaction has been accounted for in accordance with Accounting Principles Board Opinion #30, (“APB 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

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

In 2000 Paragon wrote down the entire amount of goodwill due to its impairment. Paragon had a loss from operations of $771,649 net of an income tax benefit of $397,517 in 2000. Paragon’s loss on disposal during the phase out period was $2,268,577 net of an income tax benefit of $828,483 in 2000.

(14)     Related Party Transactions

As discussed in Note 13, after the sale of the capital stock of RBE, we continued to perform certain back-office and management roles, such as the accounting, human resources, and information systems management functions, which were outsourced by RBE to us during 2002. We billed RBE for these services performed based on the amount of time spent by our personnel performing the services for RBE. During the years ended December 31, 2002, 2001 and 2000, we billed RBE approximately $480,000, $1,050,000, and $600,000, respectively, for these services. Furthermore, we continued to share common office space with RBE after the disposition. Also on occasion the Company borrows funds from RBE, as a result of these arrangements, we had a payable to RBE of approximately $2,102,000 and $199,000 at December 31, 2002 and 2001, respectively.

We have also structured an arrangement with RBE whereby TICO Premium Finance, our insurance premium finance subsidiary, will originate loans to certain RBE customers to finance their insurance policies underwritten by RBE. In connection with this process, TICO Premium Finance agrees to accept a down payment on the loan which is smaller than TICO Premium Finance typically receives from borrowers when the insurance policy is underwritten by third party insurance companies. TICO Premium Finance, in accordance with this structured arrangement pays RBE 85% of its net income beginning in 2002. For the year ended December 31, 2002 this was approximately $308,000. In turn, TICO Premium Finance is reimbursed by RBE for any losses on such loans originated to customers of RBE. By requiring a lower down payment, RBE is able to generate a higher volume of business than it would be able to if down payments typically received in the industry were required by TICO Premium Finance. At December 31, 2002 and 2001, there were approximately $4.0 million and $3.1 million, respectively, in outstanding premium finance receivables recorded by TICO Premium Finance that relate to insurance policies underwritten by RBE. In addition, for the years ended December 31, 2002, 2001, and 2000, there were approximately $597,000, $584,000, and $250,000, respectively, of reimbursements from RBE to TICO Premium Finance for losses incurred by TICO Premium Finance. TICO Premium Finance had a receivable from RBE of approximately $85,000 at December 31, 2002 and $62,000 at December 31, 2001 for additional reimbursements for losses incurred.

On February 24, 2003, Thaxton Life Partners purchased 800,000 shares of Thaxton Group Series E preferred stock, from Finova for $4 million cash. According to this purchase agreement dividends may not exceed 8% as long as The Thaxton Group maintains a loan balance with Finova.

Thaxton Insurance Group agencies, our standard insurance operations, are acting as agents for non-standard policies underwritten by Thaxton RBE. Thaxton Insurance Group acts as agent for certain RBE customers and recognizes commissions on policies that are underwritten by RBE. During the years ended December 31, 2002, 2001, and 2000 there were approximately $319,000, $51,000, and $11,000, respectively, of insurance commissions recognized by Thaxton Insurance Group on non-standard insurance policies that were issued through Thaxton Insurance Group, as agent.

The employees of RBE are covered under our self-insured health insurance plan. In addition, we purchased general liability insurance that covers both the employees of Thaxton Insurance Group and RBE.

The employees of RBE are eligible to participate in our Employee Savings Plan benefit plan.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not change accounting firms and had no disagreements on accounting or financial disclosure matters with our independent certified public accountants to report under this Item.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers and their ages as of March 21, 2003 were as follows:

NAME	AGE	POSITION

James D. Thaxton	56	Chairman of the Board, President and Chief Executive Officer

Robert L. Wilson	62	Executive Vice President, Chief Operating Officer and Director

Allan F. Ross	54	Vice President, Chief Financial Officer, Treasurer, Secretary and Director

C. L. Thaxton, Sr	79	Director

JAMES D. THAXTON has served as our Chairman of the Board, President and Chief Executive Officer since we were founded. Prior to joining us, Mr. Thaxton was an insurance agent at C.L. Frates & Company in Oklahoma City, Oklahoma from 1974 to 1976. From 1972 to 1973, he was employed as an underwriter by United States Fidelity and Guaranty. James D. Thaxton is the son of C.L. Thaxton, Sr.

ROBERT L. WILSON joined us in January 1991 and has served since July 1991, as our Executive Vice President, Chief Operating Officer and a director. From October 1988 until July 1990, Mr. Wilson served as Operations Manager of MANH – Financial Services Corp. For more than 25 years prior to October 1988, Mr. Wilson served in various positions with American Credit Corporation and its successor, Barclays American Corporation, including as Southeastern Regional Manager and Executive Vice President of Barclays American Credit Division.

ALLAN F. ROSS joined us in March 1997, and has served as Vice President and Corporate Controller since April 1997, and as a Director, Secretary, Treasurer and Chief Financial Officer since February 1998. From 1989 to 1997, Mr. Ross was the managing partner of a CPA and consulting practice. From 1978 to 1989, Mr. Ross was Vice President and Financial Controls Director of Barclays American Corporation. From 1974 to 1978, Mr. Ross was a practicing CPA with Deloitte and Touche, LLP. He is a certified public accountant.

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

ITEM 11.        EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to our executive officers for the years ended December 31, 2000, 2001, and 2002.

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION

NAME AND PRINCIPLE POSITION	YEAR	SALARY ($)	BONUS ($)

James D. Thaxton,	2002	$113,600	$119,344
President and Chief Executive Officer	2001	125,693	184,083
	2000	115,363	123,755

Robert L. Wilson,	2002	207,856	183,089
Executive Vice President	2001	170,902	217,036
	2000	152,821	53,033

Allan F. Ross	2002	120,019	10,070
Vice President, Chief Financial Officer, and Treasurer	2001	110,149	—
	2000	104,904	—

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 21, 2002, for each person known to us to own more than 5% of our outstanding common stock, each of our executive officers and directors and our directors and executive officers as a group.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES AND NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF COMMON STOCK OUTSTANDING(1)

James D. Thaxton	6,456,000	(1)	94.0%
C. L. Thaxton, Sr.	17,621	(2)	*
Directors and officers as a group	6,473,621		94.2%

      *    Indicates less than one percent

   (1)    Includes 1,112,828 shares held by a family limited partnership as to which Mr. Thaxton shares voting and investment power.

   (2)    Includes 15,222 shares held of record by Mr. Thaxton’s spouse, Katherine D. Thaxton, as to which Mr. Thaxton shares voting and investment power.

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

After the sale of the capital stock of RBE, we continued to perform certain back-office and management roles, such as the accounting, human resources, and information systems management functions, which were outsourced by RBE to us during 2002. We billed RBE for these services performed based on the amount of time spent by our personnel performing the services for RBE. During the years ended December 31, 2002, 2001 and 2000, we billed RBE approximately $480,000, $1,050,000, and $600,000, respectively, for these services. Furthermore, we continued to share common office space with RBE after the disposition. Also on occasion the Company borrows funds from RBE, as a result of these arrangements, we had a payable to RBE of approximately $2,102,000 and $199,000 at December 31, 2002 and 2001, respectively.

We have also structured an arrangement with RBE whereby TICO Premium Finance, our insurance premium finance subsidiary, will originate loans to certain RBE customers to finance their insurance policies underwritten by RBE. In connection with this process, TICO Premium Finance agrees to accept a down payment on the loan which is smaller than TICO Premium Finance typically receives from borrowers when the insurance policy is underwritten by third party insurance companies. TICO Premium Finance, in accordance with this structured arrangement pays RBE 85% of its net income beginning in 2002. For the year ended December 31, 2002 this was approximately $308,000. In turn, TICO Premium Finance is reimbursed by RBE for any losses on such loans originated to customers of RBE. By requiring a lower down payment, RBE is able to generate a higher volume of business than it would be able to if down payments typically received in the industry were required by TICO Premium Finance. At December 31, 2002 and 2001, there were approximately $4.0 million and $3.1 million, respectively, in outstanding premium finance receivables recorded by TICO Premium Finance that relate to insurance policies underwritten by RBE. In addition, for the years ended December 31, 2002, 2001, and 2000, there were approximately $597,000, $584,000, and $250,000, respectively, of reimbursements from RBE to TICO Premium Finance for losses incurred by TICO Premium Finance. TICO Premium Finance had a receivable from RBE of approximately $85,000 at December 31, 2002 and $62,000 at December 31, 2001 for additional reimbursements for losses incurred.

On February 24, 2003, Thaxton Life Partners purchased 800,000 shares of Thaxton Group Series E preferred stock, from Finova for $4 million cash. According to this purchase agreement dividends may not exceed 8% as long as The Thaxton Group maintains a loan balance with Finova.

Thaxton Insurance Group agencies, our standard insurance operations, are acting as agents for non-standard policies underwritten by Thaxton RBE. Thaxton Insurance Group acts as agent for certain RBE customers and recognizes commissions on policies that are underwritten by RBE. During the years ended December 31, 2002, 2001, and 2000 there were approximately $319,000, $51,000, and $11,000, respectively, of insurance commissions recognized by Thaxton Insurance Group on non-standard insurance policies that were issued through Thaxton Insurance Group, as agent.

The employees of RBE are covered under our self-insured health insurance plan. In addition, we purchased general liability insurance that covers both the employees of Thaxton Insurance Group and RBE.

The employees of RBE are eligible to participate in our Employee Savings Plan benefit plan.

ITEM 14.       CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The exhibits and other documents filed as part of this report including exhibits that are incorporated by reference herein are:

(1)

Report of Independent auditors
Consolidated balance sheets as of December 31, 2001 and 2002.
Consolidated statements of income for the years ended December 31, 2000, 2001, and 2002
Consolidated statements of stockholders’ equity for years ended December 31, 2000, 2001, and 2002
Consolidated statements of cash flows for years ended December 31, 2000 2001 and 2002
Notes to consolidated financial statements for years ended December 31, 2000, 2001, and 2002

(2)	No financial statement schedules are required to be filed as part of this report.

(3)	Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of The Thaxton Group, Inc. (1)

3.2	Amended and Restated Bylaws of the Thaxton Group, Inc. (2)

4.1	Indenture, dated as of February 17, 1998, between the Company and The Bank of New York, as Trustee (3)

4.2	D2, Subordinated Daily Note (4)

4.3	M2, Subordinated One Month Note (5)

4.4	T2, Subordinated Term Note for 6, 12, 36 and 60 Month Notes (6)

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

Second Amended and Restated Schedule, dated February 24, 2003, to Third Amended and Restated Loan and Security Agreement, among Finova Capital Corporation, The Thaxton Group, Inc., Thaxton Operating Company, Thaxton Insurance Group, Inc., TICO Credit Company, Inc., Eagle Premium Finance Co., Inc., Thaxton Commercial Lending, Inc., Paragon, Inc., TICO Premium Finance Company of South Carolina, Inc., TICO Reinsurance, LTD., TICO Credit Company of Tennessee, Inc., TICO Credit Company of North Carolina, Inc., TICO Credit Company of Alabama, Inc., TICO Credit Company of Mississippi, Inc., TICO Credit Company of Georgia, Inc., TICO Credit Company (DE), TICO Credit Company (MS), TICO Credit Company (TN), Thaxton Investment Corporation, The Modern Finance Company, Southern Management Corporation, Modern Financial Services, Inc., Southern Finance of South Carolina, Inc., Covington Credit of Texas, Inc., Covington Credit of Georgia, Inc., Southern Finance of Tennessee, Inc., Fitch National Reinsurance, LTD., SOCO Reinsurance, LTD., Quick Credit Corporation, Covington Credit, Inc.(Oklahoma), Covington Credit of Louisiana, Inc., Southern Financial Management, Inc., TICO Credit Corporation, TICO Credit Company of Virginia, Inc.

10.3	Stock Purchase Agreement, dated August 31, 2000 between Thaxton Insurance Group, Inc. and Thaxton Life Partners, Inc., (8)

21	Subsidiaries of The Thaxton Group, Inc. (9)

99.1	Sarbanes/Oxley Certification Section 906 James D. Thaxton

99.2	Sarbanes/Oxley Certification Section 906 Allan F. Ross

   (1)    Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

   (2)    Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 (Reg. No. 333-55022)(the “2001 Registration Statement”).

   (3)    Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on From S-1 (Reg. No. 333-1000847) (the “2002 Registration Statement”).

   (4)    Incorporated by reference to Exhibit 4.2 of the 2002 Registration Statement.

   (5)    Incorporated by reference to Exhibit 4.3 of the 2002 Registration Statement.

   (6)    Incorporated by reference to Exhibit 4.4 of the 2002 Registration Statement.

   (7)    Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

   (8)    Incorporated by reference to Exhibit 10.9 the Company’s Registration Statement on Form SB-2 (Reg. No. 333-42623)(the “1998 Registration Statement”) filed with Post-Effective Amendment No. 2 to the 1998 Registration Statement.

   (9)    Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(B)      REPORTS ON FORM 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE THAXTON GROUP, INC.
(Registrant)

Date: March 26, 2003	By:	/s/ ALLAN F. ROSS

Allan F. Ross
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ JAMES D. THAXTON	President, Chief Executive Officer and Chairman of the Board of Directors	March 26, 2003

James D. Thaxton

/s/ ALLAN F. ROSS	Vice President, Chief Financial Officer (Principle Accounting and Financial Officer) and Director	March 26, 2003

Allan F. Ross

/s/ ROBERT L. WILSON	Executive Vice President and Director	March 26, 2003

Robert L. Wilson

/s/ C. L. THAXTON, SR.	Director	March 26, 2003

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

Certification

I, James D. Thaxton, certify that:

1. I have reviewed this annual report on Form 10-K of The Thaxton Group;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ JAMES D. THAXTON

James D. Thaxton President & Chief Executive Officer, The Thaxton Group

Certification

I, Allan F. Ross, certify that:

1. I have reviewed this annual report on Form 10-K of The Thaxton Group;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ ALLAN F. ROSS

Allan F. Ross Chief Financial Officer