Form 10-Q
period 2003-03-31
THAXTON GROUP INC
filed 2003-05-09
CIK 1001430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                   (MARK ONE)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

     (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from______ to ______

                        Commission file number 000-27086

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
Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding at May 9, 2003
                   -----                    --------------------------
                Common Stock                           6,867,290

                             THE THAXTON GROUP, INC.
                                    FORM 10-Q
                                 March 31, 2003

                                TABLE OF CONTENTS
                                -----------------

Item                                                                             Page
No.                                                                              ----
----
                                     PART I
                              Financial Information
1.  Financial Statements

    Consolidated Balance Sheets at March 31, 2003 and December 31, 2002            2

    Consolidated Statements of Income for the three months ended March 31,
     2003 and 2002                                                                 3

    Consolidated Statements of Stockholders' Equity for the year ended
    December 31, 2002 and the quarter ended March 31, 2003                         4

    Consolidated Statements of Cash Flows for the three months ended March 31,
    2003 and 2002                                                                  5

    Notes to Consolidated Financial Statements                                     6

2.  Management's Discussion and Analysis of Financial Condition and Results of
    Operations                                                                    11

3.  Quantitative and Qualitative Disclosures About Market Risk                    15

                                     PART II
                                Other Information

1.  Legal Proceedings                                                             15

2.  Changes in Securities and Use of Proceeds                                     15

3.  Defaults Upon Senior Securities                                               15

4.  Submission of Matters to a Vote of Security Holders                           15

5.  Other Information                                                             15

6.  Exhibits and Reports on Form 8-K                                              15

                                     PART I
                              FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

                             THE THAXTON GROUP, INC.
                           Consolidated Balance Sheets
                       March 31, 2003 & December 31, 2002

                                                                                               March 31, 2003     December 31,
                                                                                                 (Unaudited)          2002
                                                                                                 -----------          ----
Assets

Cash                                                                                            $ 14,337,295      $  4,593,419
Finance receivables, net                                                                         173,322,441       188,317,826
Premises and equipment, net                                                                        5,112,905         5,169,163
Accounts receivable                                                                                  810,293         1,494,919
Accounts receivable from related parties                                                              75,467            84,590
Repossessed automobiles and properties                                                             1,060,965           687,840
Deposit                                                                                            7,968,977         7,919,667
Goodwill and other intangible assets                                                              31,528,767        31,558,407
Deferred tax asset, net                                                                            3,300,000         3,392,000
Other assets                                                                                       7,116,318         6,801,891
                                                                                                ------------      ------------

Total assets                                                                                    $244,633,428      $250,019,722
                                                                                                ============      ============

Liabilities and Stockholders' Equity

Liabilities
Accrued interest payable                                                                          $2,328,269      $  2,355,805
Notes payable                                                                                    220,081,223       225,676,293
Accounts payable                                                                                   2,006,819         2,377,349
Accounts payable to related parties                                                                  624,458         2,102,146
Employee savings plan                                                                              1,724,182         1,456,689
Accrued salaries and bonuses                                                                       2,107,687         1,946,970
Other liabilities                                                                                  3,601,426         3,225,863
                                                                                                ------------      ------------

Total liabilities                                                                                232,474,064       239,141,115
                                                                                                ------------       -----------

Stockholders' Equity

Preferred Stock     $.01 parvalue:
  Series A:  400,000 shares authorized; issued and outstanding 10,440 shares in 2003 and
2002; liquidation value $104,400 in 2003 and 2002                                                        104               104
  Series C:  50,000 shares authorized issued and outstanding in 2003 and 2002; liquidation
value $500,000 in 2003 and 2002                                                                          500               500
  Series E:  800,000 shares authorized, issued and outstanding in 2003 and 2002; liquidation
value $8,000,000 in 2003 and 2002                                                                      8,000             8,000
  Series F:  100,000 shares authorized; issued and outstanding 20,000 in March 2003 and
2002; liquidation value $200,000 in 2003 and 2002                                                        200               200
Common stock, $.01 par value, 50,000,000 shares authorized; issued and outstanding 6,867,390
in 2003; 6,868,940 shares in 2002                                                                     68,673            68,689
Additional paid-in-capital                                                                         8,836,235         8,850,169
Retained earnings                                                                                  3,245,652         1,950,945
                                                                                                ------------      ------------

Total stockholders' equity                                                                        12,159,364        10,878,607
                                                                                                ------------      ------------

Total liabilities and stockholders' equity                                                      $244,633,428      $250,019,722
                                                                                                ============      ============

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                        Consolidated Statements of Income
                     Quarters Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                               March 31, 2003   March 31, 2002
                                                               --------------   --------------
Interest and fee income                                          $21,195,318      $20,055,399
Interest expense                                                   3,704,892        3,691,870
                                                                 -----------      -----------

Net interest income                                               17,490,426       16,363,529
Provision for credit losses                                        5,186,226        3,670,268
                                                                 -----------      -----------

Net interest income after provision for credit losses             12,304,201       12,693,261
Other income:
Insurance premiums and commissions, net                            3,154,745        3,084,272
Other income                                                       2,244,651        1,926,646
                                                                 -----------      -----------

Total other income                                                 5,399,396        5,010,918
                                                                 -----------      -----------

Operating expenses:
  Compensation and employee benefits                               8,974,010        8,468,507
  Telephone, computers                                               742,352          542,092
  Net occupancy                                                    1,745,586        1,617,715
  Reinsurance claims expense                                         319,574          289,726
  Advertising                                                        859,384          686,798
  Collection expense                                                 162,544          149,576
  Travel                                                             328,664          275,547
  Professional fees                                                  344,455          269,657
  Office expense                                                     646,303          579,374
  Amortization expense                                                99,587          149,573
  Other                                                            1,181,132          746,659
                                                                 -----------      -----------
Total operating expenses                                          15,403,591       13,775,224
                                                                 -----------      -----------

Income before income tax expense                                   2,300,006        3,928,954
Income tax expense                                                   859,508        1,335,844
                                                                 -----------      -----------
Net income                                                         1,440,498        2,593,110

Dividends on preferred stock                                         145,791          144,457
                                                                 -----------      -----------

Net income applicable to common shareholders                     $ 1,294,707      $ 2,448,653
                                                                 ===========      ===========

Net income per common share--basic and diluted                   $      0.19      $      0.36

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
          Year Ended December 31, 2002 and Quarter Ended March 31, 2003
                                   (Unaudited)

                                                                                       Additional                       Total
                                                                Common    Preferred      Paid-in        Retained     Stockholders'
                                                                 Stock      Stock        Capital        Earnings         Equity
                                                                 -----      -----        -------        --------         ------
Balance at December 31, 2001                                    $68,493    $ 8,804    $ 8,831,599   $(2,624,360)      $ 6,284,536

Issued 22,500 shares of common stock for compensation               225          -         44,775             -            45,000
Purchase and retirement of 2,915 shares of common stock             (29)         -        (26,205)            -           (26,234)
Dividends paid on preferred stock                                     -          -              -      (558,843)         (558,843)
Net Income                                                            -          -              -     5,134,148         5,134,148
                                                                -------    -------    -----------   -----------       -----------
Balance at December 31, 2002                                     68,689      8,804      8,850,169     1,950,945        10,878,607

Purchase and retirement of 1,550 shares of common stock             (16)                  (13,934)                        (13,950)
Dividends paid on preferred stock                                     -          -              -      (145,791)         (145,791)
Net income                                                            -          -              -     1,440,498         1,440,498
                                                                -------    -------    -----------   -----------       -----------

Balance at March 31, 2003                                       $68,673    $ 8,804    $ 8,836,235   $ 3,245,652       $12,159,364
                                                                =======    =======    ===========   ===========       ===========

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                      Consolidated Statements of Cash Flows
                     Quarters ended March 31, 2003 and 2002

                                                                        March 31, 2003    March 31, 2002
                                                                         (Unaudited)       (Unaudited)
                                                                         -----------       -----------
Cash flows from operating activities:
Net income                                                              $  1,440,498       $  2,593,110
Adjustments to reconcile net income to
net cash provided by operating activities
    Provision for credit losses                                            5,186,226          3,670,268
    Depreciation and amortization                                            551,300            547,057
    Deferred taxes                                                           (46,789)         1,335,844
    Increase in accounts receivable                                          693,749          1,025,977
    Decrease in other assets                                                (435,039)            92,722
    Issuance of common stock as compensation                                       -             45,000
    Decrease in accrued interest payable and other liabilities            (1,603,811)          (236,594)
                                                                        ------------       ------------
Net cash provided by operating activities                                  5,786,134          9,073,384
                                                                        ------------       ------------

Cash flows from investing activities:
    Net decrease in finance receivables                                    9,860,550          8,106,928
    Net capital expenditures for premises and equipment                     (415,506)          (351,100)
                                                                        ------------       ------------
Net cash provided by investing activities                                  9,445,044          7,755,828
                                                                        ------------       ------------

Cash flows from financing activities:
    Dividends paid                                                          (145,791)          (144,457)
    Net decrease in notes payable                                         (5,327,577)       (18,907,806)
    Repurchase of common stock                                               (13,934)                 -
                                                                        ------------       ------------
Net cash used in financing activities                                     (5,487,302)       (19,052,263)
                                                                        ------------       ------------

Net decrease in cash                                                       9,743,876         (2,223,051)
Cash at beginning of period                                                4,593,419          4,096,359
                                                                        ------------       ------------
Cash at end of period                                                   $ 14,337,295       $  1,873,308
                                                                        ============       ============

See accompanying notes to consolidated financial statements.

                             THE THAXTON GROUP, INC.
                   Notes to Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies

The Thaxton Group, Inc. (the "Company") is incorporated under the laws of the state of South Carolina. The Company operates consumer finance branches in 11 states, primarily under the names of TICO Credit, Southern Finance, and Covington Credit. The Company also operates insurance agency branches in South and North Carolina. The Company is a diversified financial services company that is engaged primarily in consumer lending and consumer automobile sales financing to borrowers with limited credit histories, low incomes or past credit problems. The Company also offers insurance premium financing to such borrowers. Substantially all of the Company's premium finance business has been derived from customers of Thaxton RBE ("RBE"), a related party. The Company provides reinsurance through wholly owned subsidiaries, TICO Reinsurance, Ltd. ("TRL"), Fitch National Reinsurance, Ltd., and Soco Reinsurance, Inc. Through a wholly owned subsidiary, Thaxton Commercial Lending, Inc., the Company makes factoring loans and collateralized commercial loans to small and medium sized businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Information with respect to March 31, 2003 and 2002, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company's Annual Report on Form 10-K when reviewing interim financial statements. The results of operations for the three months and quarter ended March 31, 2003 are not necessarily indicative of results to be expected for the entire fiscal year.

(2)  Finance Receivables

Finance receivables consisted of the following at March 31, 2003 and 2002 and December 31, 2002 and 2001:

                                                      March 31,     December 31,      March 31,     December 31,
                                                        2003           2002             2002            2001
                                                        ----           ----             ----            ----
Direct loans                                       $188,329,626    $208,353,717     $174,851,465    $189,163,818
Automobile sales contracts                           22,739,938      23,436,046       24,044,618      23,121,113
Mortgage loans                                       12,673,147      13,519,222       15,115,502      16,468,209
Premium finance contracts                             4,984,047       4,025,950        6,548,817       8,618,497
Commercial loans                                      1,873,319       1,806,263        2,671,904       3,161,875
                                                   ------------    ------------     ------------    ------------

     Total finance receivables                      230,600,077     251,141,198      223,232,306     240,533,512

Unearned interest                                   (34,351,174)    (39,906,714)     (33,247,979)    (36,703,784)
Unearned insurance premiums, net                     (1,142,329)     (1,535,772)      (1,299,956)     (1,798,520)
Insurance loss reserve                               (8,149,640)     (8,109,076)      (9,153,209)     (9,022,167)
Dealer holdback and bulk purchase discount           (1,657,324)     (1,710,542)      (2,251,666)     (2,036,818)
Allowance for credit losses                         (13,999,821)    (13,963,909)     (10,644,885)    (12,012,169)
Deferred loan cost, net                               2,022,652       2,402,641        2,016,883       2,294,976
                                                   ------------    ------------     ------------    ------------

     Finance receivables, net                      $173,322,441    $188,317,826     $169,477,834    $181,255,030
                                                   ============    ============     ============    ============

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

At March 31, 2003, there were no significant concentrations of receivables in any type of property or to one borrower. These receivables are pledged as collateral for a line of credit agreement (see note 5).

Changes in the allowance for credit losses for the quarters ended March 31, 2003 and 2002, and the years ended December 31, 2002 and 2001, are as follows:

                                                March 31,     December 31,    March 31,    December 31,
                                                   2003           2002           2002          2001
                                                   ----           ----           ----          ----
  Beginning balance                            $13,963,909    $ 12,012,169   $12,012,169   $ 11,630,555
  Provision for credit losses                    5,186,226      21,285,161     3,670,268     16,583,919

  Charge-offs                                   (5,640,596)    (21,140,964)   (5,556,959)   (18,024,265)
  Recoveries                                       490,282       1,807,543       519,407      1,821,960
                                               -----------    ------------   -----------   ------------
  Net charge-offs                               (5,150,314)    (19,333,421)   (5,037,552)   (16,202,305)
                                               -----------    ------------   -----------   ------------

  Ending balance                               $13,999,821    $ 13,963,909   $10,644,885   $ 12,012,169
                                               ===========    ============   ===========   ============

The Company's loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that the fair value of the finance receivables is not materially different from carrying value.

(3)  Premises and Equipment

A summary of premises and equipment at March 31, 2003 and December 31, 2002 follows:

                                                March 31,     December 31,
                                                   2003           2002
                                                   ----           ----

Leasehold improvements                         $ 2,391,865    $ 2,355,898
Furniture and fixtures                           3,075,911      3,012,696
Equipment and automobiles                        8,368,497      8,072,224
                                               -----------    -----------

     Total cost                                 13,836,273     13,440,818
Less accumulated depreciation                    8,723,368      8,271,655
                                               -----------    -----------

     Net premises and equipment                $ 5,112,905    $ 5,169,163
                                               ===========    ===========

Depreciation expense was approximately $452,000 for the 1/st/ quarter of 2003 and $1,802,000 for the year ended December 31, 2002.

(4)  Intangible Assets

Intangible assets consisted of the following at March 31, 2003 and December 31, 2002:

                                                March 31,    December 31,
                                                   2003          2002
                                                   ----          ----

Goodwill (not amortized)                       $34,582,895    $34,582,895
Insurance expirations (6.3 years)                2,034,906      2,034,906
                                               -----------    -----------

     Total cost                                 36,617,801     36,617,801

Less accumulated amortization                    5,089,034      5,059,394
                                               -----------    -----------

Intangible assets, net                         $31,528,767    $31,558,407
                                               ===========    ===========

The Company acquired the majority of the intangibles in connection with the acquisition of FirstPlus Consumer Finance. Amortization expense was approximately $100,000 for the 1/st/ quarter of 2003 and $631,000 for the year ended December 31, 2002.

(5)  Notes Payable and Notes Payable to Affiliates

At March 31, 2003, and December 31, 2002, notes payable consisted of the following:

                                                                    March 31,       December 31,
                                                                       2003             2002
                                                                       ----             ----
Senior Notes Payable/Lines of Credit                              $109,144,540      $123,219,272
Subordinated Notes payable to individuals with varying maturity
dates and rates ranging from 5 1/4% to 12%                         108,605,041       100,125,379
Other subordinated notes payable to companies with varying
maturity dates and rates ranging from 4 1/4% to 10%                  2,331,642         2,331,642
                                                                  ------------      ------------

Total notes payable                                               $220,081,223      $225,676,293
                                                                  ============      ============

The Company finances its operations through cash flow from operations, borrowings under its credit facility with FINOVA Capital Corporation ("FINOVA") and the sale to public investors of its subordinated notes.

On February 24, 2003, the Company amended its credit facility with FINOVA. The Company now only has a revolving credit line with FINOVA which it uses to finance receivables. Advances under the revolving credit line accrue interest at the prime rate plus 1%, or 5.25% as of March 31, 2003. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as FINOVA may select. The interest rates are adjusted monthly to reflect fluctuations in this designated prime rate. Accrued interest on borrowings is payable monthly.

As of March 31, 2003 the Company had $109.1 million outstanding under the revolving credit. Principal is due in full on the maturity date and can be prepaid without penalty. Maximum borrowings under the credit facility as of March 31, 2003 are limited to the lesser of $135 million, or 85% of eligible consumer finance receivables, as defined by the agreement. As of March 31, 2003 the Company had an additional $24.8 million available to borrow against existing collateral. The Company's maximum borrowing amount decreases on a quarterly basis and will decrease $13.5 million during the remainder of 2003, $18 million in 2004, $18 million in 2005 and $9 million in 2006. The credit facility matures in 2006 and requires the Company to comply with restrictive covenants, including financial condition covenants such as a minimums for net income, net worth, and net cash flows, as well as a leverage ratio limit. As of March 31, 2003, the Company met all such requirements.

Substantially all of the Company's and its subsidiaries' assets secure the credit facility. James D. Thaxton guarantees the repayment obligations under the credit facility.

The Company also funds its liquidity needs through the sale of subordinated notes. In February 1998, the Company began offering subordinated notes in several states by registering $50 million of subordinated notes with the Securities and Exchange Commission ("SEC"). In May 2001, the Company registered an additional $75 million offering of subordinated notes with the SEC. In December 2002, the Company registered an additional $125 million offering of subordinated notes. The notes are sold primarily to individual investors. The maturity terms range from daily (demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 6.50% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York, as trustee, in February 1998. The terms of the indenture do not require the Company to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of March 31, 2003, the Company had $106.4 million of these registered subordinated notes outstanding and $2.2 million notes registered in predecessor state registrations. To date, the Company has used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of its revolving credit facility with FINOVA. The Company intends to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of its business. It enables the Company to reduce its overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows the Company to hedge the interest rate risk inherent in its variable rate credit facility, and to diversify its sources of borrowed funds.

(6)  Earnings Per Share Information

The following is a summary of the earnings per share calculation for the quarters ended March 31, 2003 and 2002, and the years ended December 31, 2002 and 2001:

                                                                     March 31,  December 31,   March 31,   December 31,
                                                                        2003        2002          2002         2001
                                                                        ----        ----          ----         ----
BASIC & DILUTED
Net income from continuing operations                               $1,440,498   $5,134,148   $2,593,110    $3,034,623
Less:  Dividends on preferred stock                                    145,791      558,843      144,457       729,497
                                                                    ----------   ----------   ----------    ----------
Net income applicable to common shareholders (numerator)             1,294,707    4,575,305    2,448,653     2,305,126

Average common shares outstanding (denominator)                      6,868,028    6,866,557    6,857,480     6,875,893

Income per share from continuing operations - basic and diluted     $     0.19   $     0.67   $     0.36    $     0.34
                                                                    ==========   ==========   ==========    ==========

The earnings per share calculation does not include 10,440 shares of Preferred Series A and 50,000 shares of Preferred Series C stock, which are convertible to common shares, because the effect is anti-dilutive.

(7)  Business Divisions

The Company has two primary divisions. The consumer finance division provides financing to consumers with limited credit histories, low incomes or past credit problems. Revenues in the consumer finance business are derived primarily from interest and fees on loans, and the sale of credit related insurance products to its customers. The Company's insurance operations consist of selling, on an agency basis, various lines of automobile, property and casualty, life and accident and health insurance. Revenue is generated through fees paid by the insurance for which business is placed.

The following table summarizes certain financial information concerning the Company's reportable operating divisions for the quarter ended March 31, 2003 and 2002, and the year ended December 31, 2002:

March 31, 2003                      Consumer
Income Statement Data                Finance       Insurance        Other          Total
                                     -------       ---------        -----          -----
Total Revenue                     $ 25,232,572    $1,218,982     $  143,160     $ 26,594,714
Net Interest Income               $ 17,382,098             -        108,328       17,490,426
Provision for credit losses          5,168,755        10,963          6,508        5,186,226
Noninterest income                   4,180,414     1,218,982              -        5,399,396
Insurance premiums and
commissions, net                     2,064,385     1,090,360              -        3,154,745
Noninterest expenses                14,147,389     1,184,793         71,409       15,403,591
Depreciation and amortization          479,712        66,476          5,112          551,300
Net income                           1,472,247       (43,725)        11,976        1,440,498

Balance Sheet Data
Total assets                       240,772,181     2,205,873      1,655,374      244,633,428
Loans, net                         171,649,122             -      1,673,319      173,322,441
Allowance for credit losses         13,799,821             -        200,000       13,999,821
Intangibles                         30,234,004     1,294,763              -       31,528,767

December 31, 2002                   Consumer
Income Statement Data                Finance       Insurance        Other          Total
                                    -------       ---------         -----          -----
Total revenue                     $ 98,360,774    $4,176,452     $  647,512     $103,184,738
Net interest income                 65,237,007             -        491,272       65,728,279
Provision for credit losses         20,988,326       152,820        144,015       21,285,161
Noninterest income                  20,276,467     4,176,452              -       24,452,919
Insurance premiums and
commissions, net                    15,460,245     3,935,906              -       19,396,151
Noninterest expenses                53,911,091     4,163,069        350,514       58,424,674
Depreciation and amortization        2,151,616       260,778         20,579        2,432,973
Net income (loss)                    5,529,167      (333,469)       (61,550)       5,134,148

Balance Sheet Data
Total assets                       246,140,243     2,306,479      1,573,000      250,019,722
Loans, net                         186,711,563             -      1,606,263      188,317,826
Allowance for credit losses         13,763,909             -        200,000       13,963,909
Intangibles                         30,234,418     1,323,989              -       31,558,407

March 31, 2002                     Consumer
Income Statement Data               Finance       Insurance       Other           Total
                                    -------       ---------       -----           -----
Total Revenue                    $ 23,942,351    $  919,706    $  204,260     $ 25,066,317
Net Interest Income                16,209,355          (834)      155,008       16,363,529
Provision for credit losses         3,648,329         4,339        17,600        3,670,268
Noninterest income                  4,091,212       919,706             -        5,010,918
Insurance premiums and
commissions, net                    2,212,860       871,412             -        3,084,272
Noninterest expenses               12,516,946     1,071,719       186,559       13,775,224
Depreciation and amortization         476,946        64,868         5,243          547,057
Net income                          2,727,422      (152,013)       17,701        2,593,110

Balance Sheet Data
Total assets                      222,818,684     1,956,886     2,465,622      227,241,192
Loans, net                        166,805,930             -     2,671,904      169,477,834
Allowance for credit losses        10,644,885             -             -       10,644,885
Intangibles                        31,062,272     1,269,810             -       32,332,082

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

NET INTEREST MARGIN

The following table presents important data relating to our net interest margin for the quarters ended March 31, 2003 & 2002 and the years ended December 31, 2002 & 2001.

                                                           March 31,       December 31,      March 31,       December 31,
                                                              2003             2002             2002             2001
                                                              ----             ----             ----             ----
         Average Net Finance Receivables (1)             $199,028,542      $195,696,123    $190,911,203     $179,688,836
         Average notes payable(1)                         222,342,409       214,057,626     211,344,567      216,824,106
         Interest and fee income                           21,195,318        80,939,034      20,055,399       76,137,625
         Interest expense                                   3,704,892        15,210,755       3,691,870       19,069,792
                                                         ------------      ------------    ------------     ------------
         Net interest income                               17,490,426        65,728,279      16,363,529       57,067,833
         Average interest rate earned                           42.60%            41.36%          42.02%           42.37%
         Average interest rate paid                              6.67%             7.11%           6.99%            8.80%
                                                         ------------      ------------    ------------     ------------
         Net interest rate spread                               35.93%            34.25%          35.03%           33.57%
         Net interest margin(2)                                 35.15%            33.59%          34.29%           31.76%

         (1) Averages are computed using month-end balances during the year presented and are only net of unearned interest and dealer reserves.
         (2) Net interest margin represents net interest income divided by average Net Finance Receivables.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

For the three months ended we incurred the normal liquidation of the loans we added during the fourth quarter of the previous year. Our gross finance receivables declined by $20,541,000 to $230,600,000 since December 31, 2002. Comparatively in 2002 for the same period our gross receivables declined $17,301,000 to $223,232,000. This is due to our normal business activity of our customers paying off the loans they took out during the 4th quarter of the previous year.

Due to this increase in our receivables our interest income increased to $21,195,000 for the current period from $20,055,000 for the same period last year. Our interest expense remained flat this year at $3,705,000 compared to $3,692,000 in the prior period. A decrease in rates was offset by an increase in average debt outstanding.

As to be expected with overall business growth our operating expenses also increased to $15,404,000 in 2003 from $13,775,000 in 2002 or 11.8%. This increase is related to normal growth of our business and an increase in salaries and bonuses from the prior year.

Mainly due to our increase in the provision for loan losses over the prior year our pretax income decreased to $2,300,000 in 2003 from $3,929,000 in 2002.

CREDIT LOSS EXPERIENCE

The following table sets forth our allowance for credit losses and credit loss experience at or over the periods presented.

                                                                      March 31,       December 31,        March 31,     December 31,
                                                                        2003              2002             2002             2001
                                                                        ----              ----             ----             ----
  Net finance receivables (1)                                       $185,448,943      $200,475,472     $172,149,738    $190,105,32
  Allowance for credit losses                                         13,999,821        13,963,909       10,644,885      12,012,16
  Allowance for credit losses as a percentage of net finance
  receivables (1)                                                           7.55%             6.97%            6.18%          6.32%
  Dealer reserves and discounts on bulk purchases                      1,657,324         1,710,542        2,251,666      2,036,818
  Dealer reserves and discounts on bulk purchases as percentage
  of Net Automobile Sales Contracts at period end                           8.91%             9.03%           11.22%         10.58%
  Allowance for credit losses and dealer reserves and discount on
  bulk purchases                                                      15,657,145        15,674,451       12,896,551     14,048,987
  Allowance for credit losses and dealer reserves as a percentage
  of finance receivables                                                    8.44%             7.82%            7.49%          7.39%
  Provision for credit losses                                          5,186,226        21,285,161        3,670,268     16,583,919
  Charge-offs (net of recoveries)                                      5,150,314        19,333,421        5,037,552     16,202,305
  Charge-offs (net of recoveries) as a percentage of average net
  finance receivables (2)                                                  11.11%             9.64%           10.55%          8.32%

(1) Net finance receivable balances are presented net of unearned finance charges, net unearned insurance premiums, dealer holdbacks and bulk purchase discounts, deferred loan costs, and exclude commercial finance receivables.
(2)  March 31, 2003 and 2002 are annualized for comparison purpose.

The following table sets forth certain information concerning our finance receivables at the end of the periods indicated:

                                                                                                   March 31,         December 31,
                                                                                                      2003               2002
                                                                                                      ----               ----
  Direct Finance Receivables Contractually past due 90 days or more                              $  7,884,739        $  8,279,602
  Direct Finance Receivables outstanding                                                          156,076,082         173,357,576
  Direct Finance Receivables Contractually past due 90 days or more as a percentage of
  Direct Finance receivables                                                                             5.05%               4.78%

  Real Estate Secured Receivables Contractually past due 90 days or more                              749,666             912,571
  Real Estate Secured Receivables outstanding                                                      11,857,081          12,607,572
  Real Estate Secured Receivables Contractually past due 90 days or more as a percentage
  of Real Estate Secured  receivables                                                                    6.32%               7.24%

  Vehicle Secured Receivables Contractually past due 60 days or more                                  589,577             737,068
  Vehicle Secured Receivables outstanding                                                          18,602,854          18,947,831
  Vehicle Secured Receivables Contractually past due 60 days or more as a percentage of
  Vehicle Secured receivables                                                                            3.17%               3.89%

  Premium finance contracts contractually past due 60 days or more                                    242,271             294,959
  Premium finance contracts outstanding                                                             4,819,278           3,900,293
  Premium finance contracts contractually past due 60 days or more as a percentage of
  premium finance contracts                                                                              5.03%               7.56%

Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash flow from operations, borrowings under our credit facility with FINOVA Capital Corporation ("FINOVA") and the sale to public investors of our subordinated notes.

On February 24, 2003, we amended our credit facility with FINOVA. We now only have a revolving credit line with FINOVA which we use to finance receivables. Advances under the revolving credit line accrue interest at prime rate plus 1%, or 5.25% as of March 31, 2003. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as FINOVA may select. The interest rates are adjusted monthly to reflect fluctuations in this designated prime rate. Accrued interest on borrowings is payable monthly.

As of March 31, 2003 we had $109.1 million outstanding under the revolving credit line. Principal is due in full on the maturity date and can be prepaid without penalty. Maximum borrowings under the credit facility as of March 31, 2003 are limited to the lesser of $135 million, or 85% of eligible consumer finance receivables, as defined by the agreement. As of March 31, 2003 we had an additional $24.8 million available to borrow against existing collateral. Our maximum borrowing amount decreases on a quarterly basis and will decrease $13.5 million during the remainder of 2003, $18 million in 2004, $18 million in 2005 and $9 million in 2006. The credit facility matures in 2006 and requires us to comply with restrictive covenants, including financial condition covenants such as minimums for net income, net worth, and net cash flows, as well as a leverage ratio limit. As of March 31, 2003, we met all such requirements.

Substantially all of our and our subsidiaries' assets secure the credit facility. James D. Thaxton guarantees the repayment obligations under the credit facility.

We also fund our liquidity needs through the sale of subordinated notes. In February 1998, we began offering subordinated notes in several states by registering $50 million of subordinated notes with the Securities and Exchange Commission ("SEC"). In May 2001, we registered an additional $75 million offering of subordinated notes with the SEC. In December 2002, we registered an additional $125 million offering of subordinated notes. The notes are sold primarily to individual investors. The maturity terms range from daily (demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes currently being offered carry interest rates ranging from 6.50% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York, as trustee, in February 1998. The terms of the indenture do not require us to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of March 31, 2003, we had $106.4 million of these registered subordinated notes outstanding and $2.2 million notes registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with FINOVA. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate credit facility, and to diversify our sources of borrowed funds.

We plan to continue to reduce borrowings under our senior credit facility and replace those borrowings with increasing levels of subordinated notes. We anticipate that our cash inflow from operations, borrowings under our senior credit facility, and the proceeds from the sale of subordinated notes will be more than adequate to meet our cash outflows to fund anticipated growth in our finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures for the year ending December 31, 2003. We estimate our cash outflow to be approximately $25 million for 2003.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt under the revolving credit line was $109.1 million at March 31, 2003. Interest on borrowings under these facilities is based on the prime rate. Because our profitability depends on our net interest margin, changes in the prime rate will affect on our profitability. Increases in the prime rate would adversely affect our profitability. Based on the outstanding balance at March 31, 2003, a change of 1% in the prime interest rate would cause a change in interest expense of approximately $1.1 million on an annual basis.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

10.1     Employee savings plan document
99.1 Certification of James D. Thaxton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002
99.2 Certification of Allan F. Ross pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE THAXTON GROUP, INC.
                                  (Registrant)

Date: May 9, 2003                                  By: /s/ JAMES D. THAXTON
                                                   ------------------------

                                                   James D. Thaxton
                                                   President and Chief Executive
                                                   Officer

Date: May 9, 2003                                  By: /s/ ALLAN F. ROSS
                                                   ---------------------

                                                   Allan F. Ross
                                                   Vice President,
                                                   Treasurer, Secretary, and
                                                   Chief Financial Officer

                                  CERTIFICATION

I, James D. Thaxton,  certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of The Thaxton
          Group;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant have;

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. Presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By: /s/ James D. Thaxton
    --------------------
    James D. Thaxton
    President and Chief Executive Officer

                                  CERTIFICATION

I, Allan F. Ross, certify that:


     (1)  I have reviewed this quarterly report on Form 10-Q of The Thaxton
          Group;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant have;

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. Presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:  /s/ Allan F. Ross
     -----------------
     Allan F. Ross,
     Vice President, Treasurer, Secretary and Chief Financial Officer

                                  Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Thaxton Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
D. Thaxton., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to (S)906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/ James D. Thaxton
                     ----------------------------
                     James D. Thaxton
                     Chief Executive Officer
                     May 9, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                  Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report The Thaxton Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allan F. Ross, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to s(S)906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/ Allan F. Ross
                     -----------------------------
                     Allan F. Ross
                     Chief Financial Officer
                     May 9, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.