Form 10-Q
period 2003-06-30
THAXTON GROUP INC
filed 2003-08-13
CIK 1001430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-27086

THE THAXTON GROUP, INC.

(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0669498
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1524 PAGELAND HIGHWAY, LANCASTER, SOUTH CAROLINA 29720

(Address of principal executive offices)

803-285-4337

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003
Common Stock	6,867,280

THE THAXTON GROUP, INC.

FORM 10-Q

June 30, 2003

PART I

FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

THE THAXTON GROUP, INC.

Consolidated Balance Sheets

June 30, 2003 & December 31, 2002

	June 30, 2003 (Unaudited)	December 31, 2002
Assets
Cash	$13,670,063	$4,593,419
Finance receivables, net	175,787,160	188,317,826
Premises and equipment, net	4,860,866	5,169,163
Accounts receivable	917,873	1,494,919
Accounts receivable from related parties	92,669	84,590
Repossessed automobiles and properties	1,183,764	687,840
Deposit	11,023,497	7,919,667
Goodwill and other intangible assets	31,452,841	31,558,407
Deferred tax asset, net	3,129,390	3,392,000
Other assets	6,939,431	6,801,891

Total assets	$249,057,554	$250,019,722

Liabilities and Stockholders’ Equity

Liabilities
Accrued interest payable	$2,416,082	$2,355,805
Notes payable	225,987,240	225,676,293
Accounts payable	1,639,449	2,377,349
Accounts payable to related parties	261,064	2,102,146
Employee savings plan	1,786,604	1,456,689
Accrued salaries and bonuses	1,455,436	1,946,970
Other liabilities	3,287,684	3,225,863

Total liabilities	236,833,559	239,141,115

Stockholders’ Equity

Preferred Stock $.01 parvalue:
Series A: 400,000 shares authorized; issued and outstanding 10,440 shares in 2003 and 2002; liquidation value $104,400 in 2003 and 2002	104	104
Series C: 50,000 shares authorized issued and outstanding in 2003 and 2002; liquidation value $500,000 in 2003 and 2002	500	500
Series E: 800,000 shares authorized, issued and outstanding in 2003 and 2002; liquidation value $8,000,000 in 2003 and 2002	8,000	8,000
Series F: 100,000 shares authorized; issued and outstanding 20,000 in March 2003 and 2002; liquidation value $200,000 in 2003 and 2002	200	200
Common stock, $.01 par value, 50,000,000 shares authorized; issued and outstanding 6,867,280 in 2003; 6,868,940 shares in 2002	68,672	68,689
Additional paid-in-capital	8,835,246	8,850,169
Retained earnings	3,311,273	1,950,945

Total stockholders’ equity	12,223,995	10,878,607

Total liabilities and stockholders’ equity	$249,057,554	$250,019,722

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.

Consolidated Statements of Income

Three Months Ended June 30, 2003 and 2002

(Unaudited)

	June 30, 2003	June 30, 2002
Interest and fee income	$19,551,465	$19,116,223
Interest expense	3,768,607	3,621,559

Net interest income	15,782,858	15,494,664
Provision for credit losses	5,066,660	4,701,404

Net interest income after provision for credit losses	10,716,198	10,793,260
Other income:
Insurance premiums and commissions, net	4,645,237	4,074,640
Other income	597,645	616,624

Total other income	5,242,882	4,691,264

Operating expenses:
Compensation and employee benefits	8,275,912	7,917,681
Telephone, computers	664,535	564,419
Net occupancy	1,723,761	1,642,346
Reinsurance claims expense	941,446	642,695
Advertising	801,258	825,120
Collection expense	209,100	159,326
Travel	586,788	288,021
Professional fees	418,652	349,789
Office expense	619,066	563,015
Amortization expense	131,048	150,751
Other	1,179,387	1,068,747

Total operating expenses	15,550,953	14,171,910

Income before income tax expense	408,127	1,312,614
Income tax expense	153,048	447,153

Net income	255,079	865,461
Dividends on preferred stock	189,458	145,736

Net income applicable to common shareholders	$65,621	$719,725

Net income per common share—basic and diluted	$0.01	$0.10

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.

Consolidated Statements of Income

Six Months Ended June 30, 2003 and 2002

(Unaudited)

	June 30, 2003	June 30, 2002
Interest and fee income	$40,746,783	$38,860,233
Interest expense	7,473,499	7,313,429

Net interest income	33,273,284	31,546,804
Provision for credit losses	10,252,886	8,371,672

Net interest income after provision for credit losses	23,020,398	23,175,132
Other income:
Insurance premiums and commissions, net	7,799,982	7,831,912
Other income	2,842,296	2,421,659

Total other income	10,642,278	10,253,571

Operating expenses:
Compensation and employee benefits	17,249,922	16,386,188
Telephone, computers	1,406,887	1,106,511
Net occupancy	3,469,347	3,260,061
Reinsurance claims expense	1,261,020	932,421
Advertising	1,660,642	1,511,918
Collection expense	371,644	308,902
Travel	915,452	563,568
Professional fees	763,107	619,446
Office expense	1,265,369	1,142,389
Amortization expense	230,635	300,324
Other	2,360,518	2,055,406

Total operating expenses	30,954,543	28,187,134

Income before income tax expense	2,708,133	5,241,569
Income tax expense	1,012,556	1,782,997

Net income	1,695,577	3,458,572
Dividends on preferred stock	335,249	290,193

Net income applicable to common shareholders	$1,360,328	$3,168,379

Net income per common share—basic and diluted	$0.20	$0.46

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2002 and Six Months Ended June 30, 2003

(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2001	$68,493	$8,804	$8,831,599	$(2,624,360)	$6,284,536

Issued 22,500 shares of common stock for compensation	225	—	44,775	—	45,000
Purchase and retirement of 2,915 shares of common stock	(29)	—	(26,205)	—	(26,234)
Dividends paid on preferred stock	—	—	—	(558,843)	(558,843)
Net Income	—	—	—	5,134,148	5,134,148

Balance at December 31, 2002	68,689	8,804	8,850,169	1,950,945	10,878,607

Purchase and retirement of 1,660 shares of common stock	(17)		(14,923)		(14,940)
Dividends paid on preferred stock	—	—	—	(335,249)	(335,249)
Net income	—	—	—	1,695,577	1,695,577

Balance at June 30, 2003	$68,672	$8,804	$8,835,246	$3,311,273	$12,223,995

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.

Consolidated Statements of Cash Flows

Six Months ended June 30, 2003 and 2002

	June 30, 2003 (Unaudited)	June 30, 2002 (Unaudited)
Cash flows from operating activities:
Net income	1,695,577	$3,458,572
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	10,252,886	8,371,672
Depreciation and amortization	1,134,669	1,107,403
Deferred taxes	(262,610)	1,782,997
Decrease in accounts receivable	568,968	651,350
Increase in other assets	(650,758)	(956,615)
Issuance of common stock as compensation	—	45,000
Decrease in accrued interest payable and other liabilities	(394,419)	(415,770)

Net cash used by operating activities	12,344,313	14,876,149

Cash flows from investing activities:
Net decrease in finance receivables	2,385,848	663,581
Net capital expenditures for premises and equipment	(959,081)	(950,327)
Cash paid for deposit with Voyager	(3,103,830)	(1,098,336)

Net cash provided by investing activities	(1,677,063)	(1,385,082)

Cash flows from financing activities:
Notes payable to affiliates	(1,880,833)	1,251,880
Dividends paid	(335,249)	(290,193)
Net increase/(decrease) in notes payable	640,416	(14,732,804)
Repurchase of common stock	(14,940)	(6,795)

Net cash used in financing activities	(1,590,606)	(13,777,912)

Net increase/(decrease) in cash	9,076,644	(286,845)
Cash at beginning of period	4,593,419	4,096,359

Cash at end of period	$13,670,063	$3,809,514

See accompanying notes to consolidated financial statements.

THE THAXTON GROUP, INC.

Notes to Consolidated Financial Statements

June 30, 2003 and December 31, 2002

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

Information with respect to June 30, 2003 and 2002, and the periods then ended, have not been audited by the Company’s independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Company’s Annual Report on Form 10-K when reviewing interim financial statements. The results of operations for the six months and quarter ended June 30, 2003 are not necessarily indicative of results to be expected for the entire fiscal year.

(2)	Finance Receivables

Finance receivables consisted of the following at June 30, 2003 and 2002 and December 31, 2002 and 2001:

	June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
Direct loans	$192,730,820	$208,353,717	$185,416,695	$189,163,818
Automobile sales contracts	22,422,739	23,436,046	21,389,986	23,121,113
Mortgage loans	11,715,876	13,519,222	14,046,312	16,468,209
Premium finance contracts	4,509,290	4,025,950	4,782,630	8,618,497
Commercial loans	1,534,384	1,806,263	2,103,608	3,161,875

Total finance receivables	232,913,109	251,141,198	227,739,231	240,533,512

Unearned interest	(33,067,313)	(39,906,714)	(34,341,640)	(36,703,784)
Unearned insurance premiums, net	(1,622,788)	(1,535,772)	(1,092,331)	(1,798,520)
Insurance loss reserve	(9,105,382)	(8,109,076)	(9,207,565)	(7,592,829)
Dealer holdback and bulk purchase discount	(1,674,182)	(1,710,542)	(2,250,005)	(2,036,818)
Allowance for credit losses	(14,171,947)	(13,963,909)	(11,139,966)	(12,012,169)
Deferred loan cost, net	2,515,663	2,402,641	2,512,053	2,294,976

Finance receivables, net	$175,787,160	$188,317,826	$172,219,777	$182,684,368

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

At June 30, 2003, there were no significant concentrations of receivables in any type of property or to one borrower. These receivables are pledged as collateral for a line of credit agreement (see note 5).

Changes in the allowance for credit losses for the six months ended June 30, 2003 and 2002, and the years ended December 31, 2002 and 2001, are as follows:

	June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
Beginning balance	$13,963,909	$12,012,169	$12,012,169	$11,630,555
Provision for credit losses	10,252,886	21,285,161	8,371,672	16,583,919
Charge-offs	(10,984,599)	(21,140,964)	(10,197,365)	(18,024,265)
Recoveries	939,751	1,807,543	953,490	1,821,960

Net charge-offs	(10,044,848)	(19,333,421)	(9,243,875)	(16,202,305)

Ending balance	$14,171,947	$13,963,909	$11,139,966	$12,012,169

The Company’s loan portfolio primarily consists of short term loans, the majority of which are originated or renewed during the current year. Accordingly, the Company estimates that the fair value of the finance receivables is not materially different from carrying value.

(3)	Premises and Equipment

A summary of premises and equipment at June 30, 2003 and December 31, 2002 follows:

	June 30, 2003	December 31, 2002
Leasehold improvements	$2,450,976	$2,355,898
Furniture and fixtures	3,094,310	3,012,696
Equipment and automobiles	8,602,832	8,072,224

Total cost	14,148,118	13,440,818
Less accumulated depreciation	9,287,252	8,271,655

Net premises and equipment	$4,860,866	$5,169,163

Depreciation expense was approximately $452,000 and $904,000 for the three months and six months ended June 30, 2003, respectively, and $1,802,000 for the year ended December 31, 2002.

(4)	Intangible Assets

Intangible assets consisted of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Goodwill (not amortized)	$34,582,895	$34,582,895
Insurance expirations (6.3 years)	2,030,601	2,034,906

Total cost	36,613,496	36,617,801
Less accumulated amortization	5,160,655	5,059,394

Intangible assets, net	$31,452,841	$31,558,407

The Company acquired the majority of the intangibles in connection with the acquisition of FirstPlus Consumer Finance. Amortization expense was approximately $131,000 and $231,000 for the 2nd quarter and six months ended June 30, 2003 and $631,000 for the year ended December 31, 2002.

(5)	Notes Payable and Notes Payable to Affiliates

At June 30, 2003, and December 31, 2002, notes payable consisted of the following:

	June 30, 2003	December 31, 2002
Senior Notes Payable/Lines of Credit	$109,611,920	$123,219,272
Subordinated Notes payable to individuals with varying maturity dates and rates ranging from 5¼% to 12%	114,107,582	100,125,379
Other subordinated notes payable to companies with varying maturity dates and rates ranging from 4¼% to 10%	2,267,738	2,331,642

Total notes payable	$225,987,240	$225,676,293

The Company finances its operations through cash flow from operations, borrowings under its credit facility with FINOVA Capital Corporation (“FINOVA”) and the sale to public investors of its subordinated notes.

On February 24, 2003, the Company amended its credit facility with FINOVA. The Company now only has a revolving credit line with FINOVA which it uses to finance receivables. Advances under the revolving credit line accrue interest at the prime rate plus 1%, or 5.00% as of June 30, 2003. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as FINOVA may select. The interest rates are adjusted monthly to reflect fluctuations in this designated prime rate. Accrued interest on borrowings is payable monthly.

As of June 30, 2003 the Company had $109.6 million outstanding under the revolving credit. Principal is due in full on the maturity date and can be prepaid without penalty. Maximum borrowings under the credit facility as of June 30, 2003 are limited to the lesser of $130.5 million, or 85% of eligible consumer finance receivables, as defined by the agreement. As of June 30, 2003 the Company had an additional $20.9 million available to borrow against existing collateral. The Company’s maximum borrowing amount decreases on a quarterly basis and will decrease $9 million during the remainder of 2003, $18 million in 2004, $18 million in 2005 and $9 million in 2006. The credit facility matures in 2006 and requires the Company to comply with restrictive covenants, including financial condition covenants such as minimums for net income, net worth, and net cash flows, as well as a leverage ratio limit. As of June 30, 2003, the Company met all such requirements.

Substantially all of the Company’s and its subsidiaries’ assets secure the credit facility. James D. Thaxton guarantees the repayment obligations under the credit facility.

The Company also funds its liquidity needs through the sale of subordinated notes. In February 1998, the Company began offering subordinated notes in several states by registering $50 million of subordinated notes with the Securities and Exchange Commission (“SEC”). In May 2001, the Company registered an additional $75 million offering of subordinated notes with the SEC. In December

2002, the Company registered an additional $125 million offering of subordinated notes. The notes are sold primarily to individual investors. The maturity terms range from daily (demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes are currently being offered with interest rates ranging from 6.50% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York, as trustee, in February 1998. The terms of the indenture do not require the Company to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of June 30, 2003, the Company had $112.0 million of these registered subordinated notes outstanding and $2.1 million notes registered in predecessor state registrations. To date, the Company has used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of its revolving credit facility with FINOVA. The Company intends to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of its business. It enables the Company to reduce its overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows the Company to hedge the interest rate risk inherent in its variable rate credit facility, and to diversify its sources of borrowed funds.

(6)	Earnings Per Share Information

The following is a summary of the earnings per share calculation for the six months and three months ended June 30, 2003 and 2002:

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
BASIC & DILUTED
Net income from continuing operations	1,695,577	$3,458,572	$255,079	$865,461
Less: Dividends on preferred stock	335,249	290,193	189,458	145,736

Net income applicable to common shareholders (numerator)	1,360,328	3,168,379	65,621	719,725

Average common shares outstanding (denominator)	6,867,724	6,863,533	6,867,338	6,871,666

Income per share from continuing operations—basic and diluted	$0.20	$0.46	$0.01	$0.10

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

The following table summarizes certain financial information concerning the Company’s reportable operating divisions for the six months ended June 30, 2003 and 2002, and the year ended December 31, 2002:

June 30, 2003 Income Statement Data	Consumer Finance	Insurance	Other	Total

Total Revenue	$48,644,767	$2,463,544	$280,750	$51,389,061
Net Interest Income	33,066,031	(3,949)	211,202	33,273,284
Provision for credit losses	10,224,334	23,355	5,197	10,252,886
Noninterest income	8,178,734	2,463,544	—	10,642,278
Insurance premiums and commissions, net	5,585,264	2,214,718	—	7,799,982
Noninterest expenses	28,490,281	2,323,324	140,938	30,954,543
Depreciation and amortization	995,225	132,017	7,427	1,134,669
Net income	1,715,407	(46,434)	26,604	1,695,577

Balance Sheet Data
Total assets	246,139,611	1,622,084	1,295,859	249,057,554
Loans, net	174,452,776	—	1,334,384	175,787,160
Allowance for credit losses	13,971,947	—	200,000	14,171,947
Intangibles	30,187,305	1,265,536	—	31,452,841

December 31, 2002 Income Statement Data	Consumer Finance	Insurance	Other	Total

Total revenue	$98,360,774	$4,176,452	$647,512	$103,184,738
Net interest income	65,237,007	—	491,272	65,728,279
Provision for credit losses	20,988,326	152,820	144,015	21,285,161
Noninterest income	20,276,467	4,176,452	—	24,452,919
Insurance premiums and commissions, net	15,460,245	3,935,906	—	19,396,151
Noninterest expenses	53,911,091	4,163,069	350,514	58,424,674
Depreciation and amortization	2,151,616	260,778	20,579	2,432,973
Net income (loss)	5,529,167	(333,469)	(61,550)	5,134,148

Balance Sheet Data
Total assets	246,140,243	2,306,479	1,573,000	250,019,722
Loans, net	186,711,563	—	1,606,263	188,317,826
Allowance for credit losses	13,763,909	—	200,000	13,963,909
Intangibles	30,234,418	1,323,989	—	31,558,407

June 30, 2002 Income Statement Data	Consumer Finance	Insurance	Other	Total

Total Revenue	$46,473,658	$2,035,965	$364,181	$49,113,804
Net Interest Income	31,182,623	—	364,181	31,546,804
Provision for credit losses	8,336,472	—	35,200	8,371,672
Noninterest income	8,217,606	2,035,965	—	10,253,571
Insurance premiums and commissions, net	5,899,464	1,932,448	—	7,831,912
Noninterest expenses	25,627,051	2,208,452	351,631	28,187,134
Depreciation and amortization	967,413	129,635	10,355	1,107,403
Net income	3,564,130	(113,841)	8,283	3,458,572

Balance Sheet Data
Total assets	229,774,606	2,279,914	1,918,528	233,973,048
Loans, net	170,329,576	—	1,890,201	172,219,777
Allowance for credit losses	10,926,559	—	213,407	11,139,966
Intangibles	30,994,776	1,382,443	—	32,377,219

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Thaxton Group, Inc. and its subsidiaries (the “Company”) were organized in July 1978 as C.L. Thaxton & Sons, Inc., and from that date until 1991 have been primarily engaged in making and servicing direct consumer loans (“Direct Loans”) and insurance premium finance loans (“Premium Finance Contracts”) to persons with limited credit histories, low incomes, or past credit problems (“Non-Prime Borrowers”). In 1991, we made a strategic decision to diversify our portfolio by actively seeking to finance credit-impaired borrowers’ purchases of used automobiles. Since 1991, we have evolved into a diversified consumer financial services company engaged in the origination and servicing of Direct loans made to credit-impaired borrowers; used automobile lending through the purchase and servicing of used automobile sales contracts (“Automobile Sales Contracts”); insurance premium finance lending through the purchase of insurance premium finance contracts (“Premium Finance Contracts”); and selling insurance products on an agency basis.

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

NET INTEREST MARGIN

The following table presents important data relating to our net interest margin for the quarters and six months ended June 30, 2003 & 2002.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Average Net Finance Receivables (1)	$197,848,547	$189,550,484	198,438,545	$190,230,844
Average notes payable(1)	223,408,397	208,036,538	222,875,403	209,690,553
Interest and fee income	19,551,465	19,116,223	40,746,783	38,860,233
Interest expense	3,768,607	3,621,559	7,473,499	7,313,429

Net interest income	15,782,858	15,494,664	33,273,284	31,546,804
Average interest rate earned	39.53%	40.34%	41.07%	40.86%
Average interest rate paid	6.75%	6.96%	6.71%	6.98%

Net interest rate spread	32.78%	33.38%	34.36%	33.88%
Net interest margin(2)	31.91%	32.70%	33.54%	33.17%

(1)	Averages are computed using month-end balances during the year presented and are only net of unearned interest and dealer reserves.
(2)	Net interest margin represents net interest income divided by average Net Finance Receivables.

Results of Operations for the Three Months Ended June 30, 2003 and 2002

Our gross finance receivables increased $2,313,000 to $232,913,000 for the three months ended June 30, 2003. Comparatively in 2002 for the same period our gross receivables increased $4,507,000 to $227,739,000. The difference in growth is due to direct loan growth is not occurring at the same rate due to overall economic conditions.

Due to the year over year increase in our receivables our interest income increased to $19,551,000 for the current three month period from $19,116,000 for the same three month period last year. Our interest expense remained flat at $3,769,000 compared to $3,622,000 for the prior year three month period.

As to be expected with overall business growth our operating expenses also increased to $15,551,000 in 2003 from $14,172,000 in 2002 or 9.7%. This increase is related to normal growth of our business and an increase in salaries and bonuses as well as reinsurance claims expense from the prior year.

Due to the increases in expenses for the three month period our current year pretax income decreased to $408,000 in 2003 compared to $1,313,000 in 2002.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

For the six months ended since December 31, 2002 we incurred the normal liquidation of the loans we added during the fourth quarter of 2002. Our gross finance receivables declined by $18,228,000 to $232,913,000 since December 31, 2002. Comparatively in 2002 for the same period our gross receivables declined $12,794,000 to $227,739,000. This is due to our normal business activity of our customers paying off the loans they took out during the 4th quarter of the previous year. The greater decline in 2003 is attributed to a change in the mix of our portfolio to shorter term direct loans and less growth during the 2nd quarter of 2003.

Due to the year over year increase in our receivables our interest income increased to $40,747,000 for the current six month period compared to $38,366,000 for the same period last year. Our interest expense remained flat this year at $7,473,000 compared to $7,313,000 in the prior period.

Our overall business growth caused our operating expenses to increase to $30,955,000 for the six months in 2003 from $28,187,000 in 2002 or 9.8%. This increase is related to normal growth of our business and an increase in salaries and bonuses as well as reinsurance claims expense from the prior year.

Due to the increases in expenses and an increase of approximately $1.8 million in our provision for loan losses, our pretax net income for the six months ended declined to $2,708,000 in 2003 compared to pretax income of $5,242,000 in 2002.

CREDIT LOSS EXPERIENCE

The following table sets forth our allowance for credit losses and credit loss experience at or over the periods presented.

	June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
Net finance receivables (1)	$188,424,723	$200,475,472	$174,618,146	$190,105,324
Allowance for credit losses	14,171,947	13,963,909	11,139,966	12,012,169
Allowance for credit losses as a percentage of net finance receivables (1)	7.52%	6.97%	6.38%	6.32%
Dealer reserves and discounts on bulk purchases	1,674,182	1,710,542	2,250,005	2,036,818
Dealer reserves and discounts on bulk purchases as percentage of Net Automobile Sales Contracts at period end	9.00%	9.03%	14.25%	10.58%
Allowance for credit losses and dealer reserves and discount on bulk purchases	15,846,129	15,674,451	13,389,971	14,048,987
Allowance for credit losses and dealer reserves as a percentage of finance receivables	8.41%	7.82%	7.67%	7.39%
Provision for credit losses	10,252,886	21,285,161	8,371,672	16,583,919
Charge-offs (net of recoveries)	10,984,599	19,333,421	9,243,875	16,202,305
Charge-offs (net of recoveries) as a percentage of average net finance receivables (2)	11.66%	9.64%	10.58%	8.32%

(1)	Net finance receivable balances are presented net of unearned finance charges, net unearned insurance premiums, dealer holdbacks and bulk purchase discounts, deferred loan costs, and exclude commercial finance receivables.
(2)	June 30, 2003 and 2002 are annualized for comparison purpose.

The following table sets forth certain information concerning our finance receivables at the end of the periods indicated:

	June 30,	December 31,
	2003	2002
Direct Finance Receivables Contractually past due 90 days or more	$11,132,161	$8,279,602
Direct Finance Receivables outstanding	162,353,198	173,357,576
Direct Finance Receivables Contractually past due 90 days or more as a percentage of Direct Finance receivables	6.86%	4.78%

Real Estate Secured Receivables Contractually past due 90 days or more	751,520	912,571
Real Estate Secured Receivables outstanding	11,032,311	12,607,572
Real Estate Secured Receivables Contractually past due 90 days or more as a percentage of Real Estate Secured receivables	6.81%	7.24%

Vehicle Secured Receivables Contractually past due 60 days or more	739,645	737,068
Vehicle Secured Receivables outstanding	18,602,003	18,947,831
Vehicle Secured Receivables Contractually past due 60 days or more as a percentage of Vehicle Secured receivables	3.98%	3.89%

Premium finance contracts contractually past due 60 days or more	199,468	294,959
Premium finance contracts outstanding	4,373,372	3,900,293
Premium finance contracts contractually past due 60 days or more as a percentage of premium finance contracts	4.56%	7.56%

Finance receivable balances are presented net of unearned finance charges.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash flow from operations, borrowings under our credit facility with FINOVA Capital Corporation (“FINOVA”) and the sale to public investors of our subordinated notes.

On February 24, 2003, we amended our credit facility with FINOVA. We now only have a revolving credit line with FINOVA which we use to finance receivables. Advances under the revolving credit line accrue interest at prime rate plus 1%, or 5.00% as of June 30, 2003. The prime rate is the prime rate published by Citibank, N.A., or other money center bank as FINOVA may select. The interest rates are adjusted monthly to reflect fluctuations in this designated prime rate. Accrued interest on borrowings is payable monthly.

As of June 30, 2003 we had $109.6 million outstanding under the revolving credit line. Principal is due in full on the maturity date and can be prepaid without penalty. Maximum borrowings under the credit facility as of June 30, 2003 are limited to the lesser of $130.5 million, or 85% of eligible consumer finance receivables, as defined by the agreement. As of June 30, 2003 we had an additional $20.9 million available to borrow against existing collateral. Our maximum borrowing amount decreases on a quarterly basis and will decrease $9 million during the remainder of 2003, $18 million in 2004, $18 million in 2005 and $9 million in 2006. The credit facility matures in 2006 and requires us to comply with restrictive covenants, including financial condition covenants such as minimums for net income, net worth, and net cash flows, as well as a leverage ratio limit. As of June 30, 2003, we met all such requirements.

Substantially all of our and our subsidiaries’ assets secure the credit facility. James D. Thaxton guarantees the repayment obligations under the credit facility.

We also fund our liquidity needs through the sale of subordinated notes. In February 1998, we began offering subordinated notes in several states by registering $50 million of subordinated notes with the Securities and Exchange Commission (“SEC”). In May 2001, we registered an additional $75 million offering of subordinated notes with the SEC. In December 2002, we registered an additional $125 million offering of subordinated notes. The notes are sold primarily to individual investors. The maturity terms range from daily (demand) notes to sixty-month notes. Interest rates vary based on the principal amounts and maturity dates of the notes. Notes are currently being offered with interest rates ranging from 6.50% to 8.0%. The notes are unsecured and issued under an indenture which we entered into with The Bank of New York, as trustee, in February 1998. The terms of the indenture do not require us to comply with any financial covenants nor do they impose any material restrictions on the operations of our business.

As of June 30, 2003, we had $112.0 million of these registered subordinated notes outstanding and $2.1 million notes registered in predecessor state registrations. To date, we have used the proceeds from the sale of these notes to reduce, on a temporary basis, the amount of our revolving credit facility with FINOVA. We intend to continue this note program by seeking to register additional offerings of subordinated notes with the SEC. The sale of subordinated notes is an important aspect of the financing of our business. It enables us to reduce our overall borrowing costs, particularly during periods of increasing interest rates. In addition, it allows us to hedge the interest rate risk inherent in our variable rate credit facility, and to diversify our sources of borrowed funds.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our outstanding debt under the revolving credit line was $109.6 million at June 30, 2003. Interest on borrowings under these facilities is based on the prime rate. Because our profitability depends on our net interest margin, changes in the prime rate will affect on our profitability. Increases in the prime rate would adversely affect our profitability. Based on the outstanding balance at June 30, 2003, a change of 1% in the prime interest rate would cause a change in interest expense of approximately $1.1 million on an annual basis.

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

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of James D. Thaxton pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Allan F. Ross pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of James D. Thaxton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley act of 2002

32.2	Certification of Allan F. Ross pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE THAXTON GROUP, INC.

(Registrant)

Date: August 11, 2003	By: /s/ JAMES D. THAXTON James D. Thaxton President and Chief Executive Officer

Date: August 11, 2003	By: /s/ ALLAN F. ROSS Allan F. Ross Vice President, Treasurer, Secretary, and Chief Financial Officer